Form 10-Q
period 2014-06-30
TCP International Holdings Ltd.
filed 2014-08-08
CIK 1545391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-36521

TCP INTERNATIONAL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Switzerland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Alte Steinhauserstrasse 1

6330 Cham, Switzerland

(Address of principal executive offices)

(330) 995-6111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2014, 27,696,288 shares of common stock were outstanding.

TCP INTERNATIONAL HOLDINGS LTD.

10-Q Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$16,091	$21,903
Restricted cash	6,666	3,404
Accounts receivable, less allowance for doubtful accounts of $1,416 and $1,479 at June 30, 2014 and December 31, 2013, respectively	82,634	59,574
Inventories	116,872	119,477
Prepaids and other current assets	18,826	14,415
Deferred income taxes	9,030	10,551

Total current assets	250,119	229,324
Property, plant and equipment, net of accumulated depreciation of $39,965 and $39,007 at June 30, 2014 and December 31, 2013 respectively	70,924	74,558
Land rights, net	4,154	4,244
Deferred costs	18,364	18,732
Finance receivable from related party	—	1,915
Intangible assets, net of accumulated amortization of $861 and $837 at June 30, 2014 and December 31, 2013, respectively	2,826	2,993
Deferred income taxes, long-term	7,772	7,758
Other long-term assets	1,707	1,741

Total assets	$355,866	$341,265

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current portion of long-term debt	$138,711	$122,840
Accounts payable	103,835	105,742
Accrued expenses and other current liabilities	59,208	62,539

Total current liabilities	301,754	291,121
Long-term debt, net of current portion	5,442	7,553
Income taxes payable, long-term	7,410	7,043
Legal settlements, net of current portion	31,232	30,941
Other long-term liabilities	512	427

Total liabilities	346,350	337,085

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, CHF 1.00 par value; 41,107 shares authorized; 20,553 issued and outstanding at June 30, 2014 and December 31, 2013	22,048	22,048
Additional paid-in capital	2,553	901
Accumulated other comprehensive income	13,237	13,721
Retained deficit	(28,322)	(32,490)

Total shareholders’ equity	9,516	4,180

Total liabilities and shareholders’ equity	$355,866	$341,265

See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$112,464	$111,157	$213,581	$201,451
Cost of goods sold	86,953	84,150	163,283	153,609

Gross profit	25,511	27,007	50,298	47,842
Selling, general and administrative expenses	20,433	16,609	37,396	31,179
Litigation settlements	90	—	190	—

Operating income	4,988	10,398	12,712	16,663
Other expense (income):
Interest expense	2,319	1,598	4,626	2,991
Interest income	(38)	(166)	(65)	(264)
Foreign exchange (gains) losses, net	(633)	2,231	(1,307)	4,637

Income before income taxes	3,340	6,735	9,458	9,299
Income tax expense	1,387	2,184	3,584	3,807

Net income	$1,953	$4,551	$5,874	$5,492

Other comprehensive income:
Foreign currency translation adjustments	172	613	(484)	1,829

Comprehensive income	$2,125	$5,164	$5,390	$7,321

Net income per share-basic and diluted	$0.10	$0.22	$0.29	$0.27

See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,874	$5,492
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,367	3,955
Deferred income tax expense (benefit)	1,460	(600)
Share-based compensation expense	606	—
Loss on disposal of equipment	114	—
Changes in operating assets and liabilities:
Accounts receivable	(24,713)	(10,790)
Inventories	2,382	(30,397)
Prepaid expenses and other assets	(1,054)	(2,475)
Accounts payable	2,773	20,727
Accrued and other liabilities	(4,095)	(5,668)

Net cash used in operating activities	(12,286)	(19,756)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,025)	(6,162)
(Increase) decrease in restricted cash	(3,306)	76
Repayment of related party finance receivables	209	422
Other investing activities, net	59	2

Net cash used in investing activities	(9,063)	(5,662)

Cash flows from financing activities:
Borrowings under foreign short-term bank loans	88,420	79,921
Repayments of foreign short-term bank loans	(80,222)	(66,426)
Borrowings on line of credit agreement, net	7,971	3,847
Borrowings of long-term debt	588	—
Repayments of long-term debt	(341)	(124)
Payment of related party finance liability	(124)	(139)
Payment of debt issuance costs	(701)	—
Payment of deferred offering costs	(40)	—
Payment of contingent consideration	—	(450)

Net cash provided by financing activities	15,551	16,629
Effect of exchange rate changes on cash and cash equivalents	(14)	313

Decrease in cash and cash equivalents	(5,812)	(8,476)
Cash and cash equivalents at beginning of period	21,903	38,680

Cash and cash equivalents at end of period	$16,091	$30,204

Supplemental disclosure of non-cash activities:
Purchase of property and equipment included in accounts payable	$5,597	$9,968
Deferred offering costs not yet paid	$2,268	$—
Forgiveness of related party finance receivable	$1,706	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per share data)

(1)	Nature of Operations

TCP International Holdings Ltd. (TCP or the Company), together with its subsidiaries, designs, develops, manufactures and delivers high quality energy-efficient lamps, fixtures and internet-based lighting control solutions. The Company’s broad portfolio of LED and compact fluorescent lamps (CFLs) and fixtures and internet-based lighting solutions are offered through thousands of retail and consumer and industrial distributors throughout the United States, Canada, Asia, Latin America and Europe/Middle East/Africa (EMEA).

Reverse Stock Split

On June 17, 2014, the Board of Directors approved a 1:10 reverse stock split of the Company’s common stock and par value (the Reverse Stock Split). No fractional shares were issued in connection with the Reverse Stock Split. All of the share and per share data presented in the Company’s consolidated financial statements and notes thereto have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Initial Public Offering

On July 1, 2014, the Company completed an initial public offering pursuant to its Registration Statement on Form S-1, in which it issued 7,143 common shares at a public offering price of $11.00 per share. The estimated aggregate net proceeds raised were $69,800 after deducting underwriter discounts and commissions of $5,500 and estimated other offering expenses of $3,300. The Company granted the underwriters the option to purchase up to an additional 1,071 common shares, which was not executed.

At June 30, 2014, $2,308 of deferred offering costs were included within prepaids and other current assets.

(2)	Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared pursuant accounting principles generally accepted in the United States of America (U.S. GAAP) for interim reporting. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). The accompanying consolidated balance sheet at December 31, 2013, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for a complete set of annual financial statements.

Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented.

The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2013, included in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on June 27, 2014.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2014 and December 31, 2013, $14,447 and $21,635, respectively, of the Company’s cash and cash equivalents were held outside the United States. In addition, book overdrafts totaling $1,947 at December 31, 2013, were recorded within accounts payable. There were no book overdrafts at June 30, 2014.

(c)	Fair Value Measurements

As of June 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term borrowings and loans are carried at historical costs, which approximate their fair value due to their relatively short-term maturities. The fair value of the Company’s long-term debt was $6,168 and $8,375 at June 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s long-term debt is based on a discounted cash flow analysis that utilizes Level 2 inputs. These inputs include observable market-based interest rates on debt with similar creditworthiness, terms and maturities.

(d)	Share-based Compensation

Share-based compensation awards are valued at fair value, as determined using the closing price of our shares on the New York Stock Exchange on the grant date. The Company recognizes share-based compensation expenses on a straight-line basis over the requisite service periods of each award, net of estimated forfeitures.

(e)	Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and potentially dilutive common share equivalents, except in cases where the effect of the common share equivalents would be antidilutive. Potential common share equivalents consist of common shares issuable upon vesting of restricted share units (RSUs) using the treasury stock method, including contingently issuable shares for which the applicable performance conditions have been met. As there were no potential dilutive shares outstanding during the three and six months ended June 30, 2013, basic and diluted net income per share for such periods is the same. For the three and six months ended June 30, 2014, 594 common shares underlying RSUs, for which performance conditions had not been met as of June 30, 2014, were excluded from diluted average shares outstanding.

The following table presents the calculation of basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
Numerator:
Net income	$1,953	$4,551	$5,874	$5,492

Denominator:
Weighted average shares outstanding	20,553	20,553	20,553	20,553
Dilutive effect of RSUs	1	—	1	—

Diluted average shares outstanding	20,554	20,553	20,554	20,553
Net income per share, basic	$0.10	$0.22	$0.29	$0.27

Net income per share, diluted	$0.10	$0.22	$0.29	$0.27

(f)	Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2014

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of this ASU is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The adoption of this pronouncement did not have an impact on the consolidated financial statements of the Company.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The ASU provides guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. The ASU generally provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement did not have an impact on the consolidated financial statements of the Company.

Accounting Standards Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted in certain circumstances. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it evaluated the effect that ASU 2014-09 will have on the consolidated financial statements.

(3)	Share-based Compensation

On June 24, 2014, the Company’s shareholders and board of directors adopted and approved the 2014 Omnibus Incentive Plan (the 2014 Plan), whereby equity awards may be granted to employees, directors and other eligible service providers, as determined by the compensation committee. The Company has reserved 2,500 shares for grants under the 2014 Plan. Unless amended by the Company’s board of directors or compensation committee, the 2014 Plan will expire in June 2024.

On June 25, 2014, the Company granted 527 time-based RSUs and 594 performance-based RSUs. RSUs are subject to such conditions and restrictions, including continued employment or service and/or achievement of pre-established performance goals and objectives and provide for the issuance of one common share of the Company at no cost to the holder. Time-based RSUs generally vest according to the following schedule: 1/3 in February 2015, 1/3 in July 2015, and the remainder in July 2016. Performance-based RSUs vest based on the following schedule, subject to performance criteria established at the time of and in connection with the grant: 1/2 in February 2015, 1/4 in April 2015 and the remainder in July 2015. To cover the vesting of its RSUs, the Company will issue new shares from its authorized, unissued share pool. Surrendered units may be used to satisfy the individual tax obligations of those participants electing a net issuance whereby the Company pays the participant’s minimum statutory tax liability and the participant surrenders a sufficient number of shares equal to the amount of tax liability assumed by the Company.

The weighted average fair value of the RSUs on the date of grant was $11.00 per share, which was equal to the initial public offering price of the Company’s shares. For the three and six months ended June 30, 2014, share-based compensation expense of $606 was recorded through selling, general and administrative expenses. As of June 30, 2014, unrecognized compensation expense was $9,779, which is expected to be recognized over a remaining weighted average period of 12 months.

The following table summarizes additional information concerning our unvested RSU units:

	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	—	$—
Granted	1,121	11.00

Unvested at June 30, 2014	1,121	$11.00

No RSUs vested or were surrendered during the three and six months ended June 30, 2014.

(4)	Inventories

Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials	$13,366	$20,005
Work in process	17,034	11,630
Finished goods	86,472	87,842

Total inventories	$116,872	$119,477

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Accrued payroll and related expenses	$25,727	$26,400
Accrued legal settlements	9,412	8,694
Accrued rebates	4,214	5,131
Income taxes payable	3,422	4,456
Accrued product warranties	1,043	976
Other	15,390	16,882

Total accrued expenses and other current liabilities	$59,208	$62,539

(6)	Financing Agreements

Debt consisted of the following:

	June 30, 2014	December 31, 2013
Short-term loans:
Revolving line of credit, LIBOR rate loans	$15,000	$25,000
Revolving line of credit, prime rate loans	20,107	2,136
Short-term bank loans	102,942	95,215
Short-term note payable	442	—

	138,491	122,351

Long-term debt:
Mortgage note payable	5,591	87
Capital leases	71	139
Financing liability	—	7,770
Note payable	—	46

	5,662	8,042

Total debt	144,153	130,393
Less short-term portion of all debt	(138,711)	(122,840)

Long-term portion	$5,442	$7,553

Revolving Line of Credit: The remaining borrowing capacity under the revolving line of credit was $4,893 at June 30, 2014. Interest on the London Interbank Offered Rate (LIBOR) rate loans and prime rate loans was 3.4% and 5.5%, respectively, at June 30, 2014. Interest on the LIBOR rate loans and prime rate loans was 3.4% and 5.5%, respectively, at December 31, 2013. Additionally, a commitment fee of 0.4% per annum is due quarterly for any unused capacity under the revolving line of credit. As of June 30, 2014, the Company was in compliance with the financial and other covenants in its revolving line of credit.

Short-term Bank Loans: These loans primarily are comprised of short-term notes with various financial institutions in China with maturities ranging from July 2014 to June 2015. The original term for all of the loans was one year or less. Such loans are generally rolled over for an additional 12 months upon maturity. The weighted average interest rate on these loans was 4.5% and 3.6% as of June 30, 2014 and December 31, 2013, respectively.

Short-term bank loans totaling $30,150 are guaranteed by a shareholder of the Company through October and November of 2014. The Company obtained a letter from the shareholder confirming that the shareholder will continue to guarantee these short-term bank loans as necessary through December 31, 2014.

Short-term Note Payable: In April 2014, the Company issued a short-term note payable to a third-party to finance insurance premiums. The note, which is unsecured, is payable in monthly installments of $75, including interest at a rate of 3.3%, through December 2014.

Financing Liability: In April 2007, the Company entered into a 15-year lease agreement with TCP Campus Drive LLC (TCP Campus) requiring annual payments of $846, including interest at a rate of 6.1%. As the Company was deemed the owner of the leased building for accounting purposes during the construction period, the construction costs associated with the building and a corresponding financing liability were recorded. Due to the Company’s continuing involvement with TCP Campus, the Company was precluded from derecognizing the constructed assets and financing liability following the completion of construction. Capital improvements made to the building increased the amount of the financing liability outstanding and a portion of the rental payments reduced the outstanding principal.

In June 2014, the Company acquired all of the membership interests of TCP Campus in exchange for the warehouse owned by the Company in Aurora, Ohio, resulting in the elimination of the financing liability. Refer to Note 9 for further disclosure of the TCP Campus transaction.

Mortgage Note Payable: The Company had a mortgage note payable in 180 monthly payments of $4, which includes interest at a rate of 5.4%, through December 2015. This note was collateralized by a warehouse and was guaranteed by the Company’s CEO. The Company repaid this mortgage in full in June 2014.

In conjunction with the acquisition of the membership interests of TCP Campus, the Company assumed the mortgage note payable on the related land and building. The mortgage requires monthly payments of $42, which includes interest at a rate of 6.0%, and a lump-sum payment of $5,077 upon maturity in May 2017. This note is collateralized by the warehouse facility and is guaranteed by the Company’s CEO. The net book value of the warehouse facility was $8,289 at June 30, 2014. Refer to Note 9 for further disclosure of the TCP Campus transaction.

(7)	Concentrations of Credit Risk

Net sales to Walmart and The Home Depot accounted for 20.7% and 20.4%, respectively, of consolidated net sales for the three months ended June 30, 2014 and 20.6% and 19.4%, respectively, of consolidated net sales for the six months ended June 30, 2014. Net sales to Walmart and The Home Depot accounted for 11.6% and 30.3%, respectively, of consolidated net sales for the three months ended June 30, 2013 and 8.6% and 27.6%, respectively, of consolidated net sales for the six months ended June 30, 2013.

Walmart and The Home Depot accounted for 38.5% of total accounts receivable as of June 30, 2014 and Walmart accounted for 11.4% of total accounts receivable as of December 31, 2013, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

(8)	Commitments and Contingencies

Legal Matters

GE Lighting Solutions, LLC

In January 2013, GE Lighting Solutions, LLC filed a lawsuit in the U.S. District Court for the Northern District of Ohio, naming the Company as a defendant. The litigation alleges that TCP, by importing, making, selling, offering to sell, and/or using eleven specific LED lamps, is infringing on two GE patents related to the design of the LED lamp heat dissipation apparatus. To date, GE has not specified a monetary claim for damages from TCP for alleged unpaid royalties related to the use of GE patents. TCP continues to seek a business resolution to this dispute as the Company continues to sell the products subject to this lawsuit. Based on negotiations conducted with GE in 2013, the Company has recorded a liability of $1,390 and $1,200 at June 30, 2014 and December 31, 2013, respectively, for the probable resolution of this matter. The Company believes that it is reasonably possible that the settlement of this matter may exceed the recorded liability as GE has taken a position, during early, informal settlement discussions that could lead to a claim for royalties up to $12,500.

Other Legal Matters

Additionally, in the normal course of business, the Company is subject to various other legal claims, actions, and complaints. The Company recorded a liability for certain asserted claims that the Company believed were probable and estimable of $50 and $155 as of June 30, 2014 and December 31, 2013, respectively.

The Company records a liability when it believes that it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company evaluates developments in on-going legal matters that could affect the amount of liability that has been previously accrued at each reporting period, and makes adjustments as appropriate. The Company expenses legal fees in the period in which they are incurred. Although the Company believes it has substantial defenses in these various matters, litigation is inherently unpredictable, and excessive verdicts do occur. The Company could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on its results of operations, financial position and cash flows in any particular period.

Refund of U.S. Customs Import Tariffs: In October 2012, U.S. Customs and Boarder Protection (U.S. Customs) issued a ruling stipulating the import tariff classification on certain of the Company’s LED lamps, thereby raising the duty rate on such lamps to 6.0% ad valorem. In January 2013, the Company filed a Ruling Reconsideration with U.S. Customs and, in June 2013, began filing monthly Submissions of Protest for import entries retroactively to February 2012. Beginning in April 2014, the Company began receiving refunds relating to the protested entries and in July 2014, the Company received a notification of acceptance of its Ruling Reconsideration that affirmed a lower import tariff on the future import of certain of its LED lamps. Based on the U.S. Customs’ revocation ruling and the favorable ruling on the Company’s protests, the Company believes that it may continue to receive refunds from pending protests with U.S. Customs over the next 18 months related to the overpayment of LED tariffs that could total $3,375 in the aggregate. As the ultimate outcome of the pending protests cannot be determined with precision, no amount for the possible collection of future refunds has been recognized at June 30, 2014. For the three and six months ended June 30, 2014, the Company has received protest refunds of $149, which have been recorded as income from operations within the condensed consolidated statements of comprehensive income.

Other Matters: The Company has recorded a liability for unpaid indirect taxes in China assumed as part of a prior acquisition of one of its subsidiaries that remain outstanding. Based on current tax regulations in China, the Company may be liable for interest on this unpaid tax balance. At June 30, 2014, the Company believes it is reasonably possible, but not probable, that up to $4,017 of interest could be assessed for these unpaid taxes, and therefore no liability for interest has been recorded as of June 30, 2014.

(9)	Variable Interest Entities

Consolidated VIE

The wife of a shareholder owns 100% of the stock of Zhenjiang Fengxin Electronic Equipment Co., Ltd. (ZFX) in China. Through 2011, ZFX assembled inventory for the Company’s Asian operations with all of the revenues and income of this entity derived from transactions with the Company. Prior to ZFX’s dissolution in December 2013, the Company controlled the activities of ZFX and the Company was exposed to losses from ZFX through its intercompany accounts receivable. Therefore, the Company was deemed to be the primary beneficiary. For the three and six months ended June 30, 2013, ZFX had no impact on net sales or net income since all sales and profits related to intercompany transactions, including transactions with the VIE, are eliminated in consolidation.

Unconsolidated VIEs

TCP Campus was owned 100% by a shareholder of the Company and his wife. TCP Campus’s initial funding included a loan for $3,300 from the Company and a nominal equity contribution by the equity owner. TCP Campus owned the warehouse and office in Aurora, Ohio leased by the Company. In determining the primary beneficiary of TCP Campus, the Company gave greater consideration to the legal form of ownership that grants control over TCP Campus to the equity owners.

In June 2014, the Company acquired all of the membership interests of TCP Campus in exchange for the warehouse that was owned by the Company in Aurora, Ohio. The net assets of TCP Campus consist of the warehouse and office space formerly leased by the Company and a related mortgage payable to a third-party of $5,591. In contemplation of this transaction, the Company forgave the remaining finance receivable due from TCP Campus of $1,706 in May 2014. These transactions resulted in a financial statement loss of $660, equal to the difference between the cost basis of the membership interests of TCP Campus acquired and the cost basis of the assets sold, the elimination of the associated financing liability, and the amount of the related party finance receivable forgiven. This loss was recorded as a direct reduction of equity since the transaction occurred between entities under common control.

(10)	Segment and Geographic Information

The Company operates as a single reportable segment. The chief operating decision maker reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance. Revenue is attributed to geographic areas based on the location of the customer. Net sales and property, plant, and equipment by geographic area and net sales by product line are presented below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales by geographical area:
United States	$89,529	$87,872	$171,153	$160,555
Canada	4,534	3,143	8,181	6,472
Asia	9,302	4,436	15,961	12,137
EMEA	6,288	10,945	12,147	14,477
Latin America	2,811	4,761	6,139	7,810

Total net sales	$112,464	$111,157	$213,581	$201,451

Net sales by product line:
CFL	$59,468	$71,834	$118,873	$135,414
LED	46,009	27,809	82,331	46,517
Linear and fixtures	3,226	6,336	6,913	12,363
Other	3,761	5,178	5,464	7,157

Total net sales	$112,464	$111,157	$213,581	$201,451

	June 30, 2014	December 31, 2013
Property, plant and equipment, net:
United States	$11,236	$12,566
Asia	58,770	60,931
EMEA	905	1,048
Latin America	13	13

Total property, plant and equipment, net	$70,924	$74,558

(11)	Equity

The following table presents changes in shareholders’ equity:

	Common stock		Additional	Accumulated other comprehensive	Retained	Total
	Shares	Amount	paid-in capital	income	deficit	equity
Balances at December 31, 2013	20,553	$22,048	$901	$13,721	$(32,490)	$4,180
Net income	—	—	—	—	5,874	5,874
Share-based compensation expense	—	—	606	—	—	606
Forgiveness of finance receivable from related party	—	—	—	—	(1,706)	(1,706)
Acquistion of TCP Campus	—	—	1,046	—	—	1,046
Currency translation adjustment	—	—	—	(484)	—	(484)

Balances at June 30, 2014	20,553	$22,048	$2,553	$13,237	$(28,322)	$9,516

(12)	Subsequent Event

During the third quarter of 2014, the Company intends to grant 103 time-based RSUs and 413 performance-based RSUs under the 2014 Plan, which will vest according to the same schedule as the RSUs disclosed in Note 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on June 27, 2014 (Prospectus). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Risk Factors included in Part II, Item 1A.

Overview

We are a leading global provider of energy efficient LED and CFL lighting technologies. We design, develop, manufacture and deliver high quality energy efficient lamps, fixtures and internet-based lighting control solutions. Our internally developed driver, optical system, thermal management and power management technologies deliver a high standard of efficiency and light quality. Our broad portfolio of advanced LED and CFL lamps and fixtures enables us to address a wide range of applications required by our retail and commercial and industrial (C&I) customers. We have established the largest number of Energy Star® compliant lighting products for LEDs and CFLs combined. The lighting market is characterized by rapid product innovation and, as a result, we have maintained integrated product design and manufacturing capabilities to allow us to quickly respond to the rapidly evolving demands of our customers. Our products are currently offered through thousands of retail and C&I distributors. Since our inception in 1993, we have sold more than one billion energy efficient lighting products.

Currently, we sell the majority of our products in the United States and Canada. Our net sales in the United States and Canada are principally made through our retail channel, most notably through The Home Depot and Walmart, as well as through various C&I distributors, including HD Supply, Regency, Rexel, CED and Grainger. In addition, we have significant sales, marketing and distribution infrastructure outside of the United States and Canada, especially in EMEA, Asia and Latin America. Our largest Asian customers include IRIS, a C&I distributor in Japan, and Emart, a retailer in South Korea. In the first half of 2014, we opened our newest sales offices in Japan and Germany.

Key Metrics and Factors Affecting Our Results of Operations

Our results of operations during the six months ended June 30, 2014 and 2013 have been most affected by the following key factors:

Impact of changing product mix. CFL lamp sales historically have represented the majority of our overall product mix, having comprised 55.7% and 67.2% of net sales for the six months ended June 30, 2014 and 2013, respectively. The decline in CFL sales as a percentage of our net sales principally is the result of the successful introduction and expansion of our LED products, which grew from 23.1% of our net sales for the six months ended June 30, 2013 to 38.5% of net sales for six months ended June 30, 2014. LED products traditionally have had higher gross margins than our CFL products.

Impact of seasonal buying practices. Purchases by our retail customers are driven by their internal buying practices and sales programs that typically reflect a seasonal buying pattern, which may result in fluctuations in our period-to-period net sales. Historically, we have experienced lower retail sales in the first half of the year. The impact of these seasonal buying patterns, however, may be mitigated by utility and government incentives and programs, for which we have no control over the timing or extent of the programs, as well as the rate of new customer sales growth, the introduction of new product offerings and C&I customer buying practices, which follow no particular seasonal pattern. Therefore, seasonal factors and historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Fluctuations in the Chinese yuan. In 2013, our product margins contracted, in part due to the strengthening of the Chinese yuan that increased the cost of our manufacturing operations in China. In addition, due to our vertically integrated operating structure, our Asian subsidiaries can hold various U.S. dollar denominated receivables with third-party customers and other TCP subsidiaries that are subject to fluctuations in the exchange rate for Chinese yuan, resulting in foreign currency gains or losses.

Adjusted EBITDA

We present the non-GAAP financial measure “Adjusted EBITDA” as a supplemental measure of our performance. This non-GAAP financial measure is not a measure of financial performance or liquidity calculated in accordance with accounting principles generally accepted in the United States, referred to herein as U.S. GAAP, and should be viewed as a supplement to, not a substitute for, our results of operations and balance sheet information presented on the basis of U.S. GAAP. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization, and Adjusted EBITDA as EBITDA before net foreign currency (gains) losses, litigation settlements, share-based compensation expense and other nonrecurring items. Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies. Adjusted EBITDA may exclude certain financial information that some may consider important in evaluating our financial performance. Adjusted EBITDA may not be indicative of historical operating results, and we do not intend for it to be predictive of future results of operations. We believe the use of Adjusted EBITDA as a metric assists our board, management and investors in comparing our operating performance on a consistent basis because it removes the impact of our capital structure (specifically interest expense, net), asset base (specifically depreciation and amortization) and tax structure, as well as certain items that affect inter-period comparability.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable U.S. GAAP measure, for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,953	$4,551	$5,874	$5,492
Adjustments:
Interest expense, net	2,281	1,432	4,561	2,727
Income tax expense	1,387	2,184	3,584	3,807
Depreciation and amortization	2,177	2,003	4,367	3,955

EBITDA	7,798	10,170	18,386	15,981
Adjustments:
Foreign exchange (gains) losses, net	(633)	2,231	(1,307)	4,637
Litigation settlements	90	—	190	—
Share-based compensation expense	606	—	606	—
Refund of U.S. Customs import tariffs	(149)	—	(149)	—

Adjusted EBITDA	$7,712	$12,401	$17,726	$20,618

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
Net sales	$112,464	100.0%	$111,157	100.0%
Cost of goods sold	86,953	77.3%	84,150	75.7%

Gross profit	25,511	22.7%	27,007	24.3%
Selling, general and administrative expenses	20,433	18.1%	16,609	14.9%
Litigation settlements	90	n/m	—	n/m

Operating income	4,988	4.4%	10,398	9.4%
Other expenses:
Interest expense, net	2,281	2.0%	1,432	1.3%
Foreign exchange (gains) losses, net	(633)	(0.6)%	2,231	2.0%

Income before income taxes	3,340	3.0%	6,735	6.1%
Income tax expense	1,387	1.2%	2,184	2.0%

Net income	$1,953	1.7%	$4,551	4.1%

Other Financial Data:
Adjusted EBITDA	$7,712	6.9%	$12,401	11.2%

Net sales. The following table shows our net sales by region and by product line:

	Three Months Ended June 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
United States and Canada	$94,063	83.6%	$91,015	81.9%
Asia	9,302	8.3%	4,436	4.0%
EMEA	6,288	5.6%	10,945	9.8%
Latin America	2,811	2.5%	4,761	4.3%

Total net sales	$112,464	100.0%	$111,157	100.0%

	Three Months Ended June 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
CFL	$59,468	52.9%	$71,834	64.6%
LED	46,009	40.9%	27,809	25.0%
Linear and fixtures	3,226	2.9%	6,336	5.7%
Other	3,761	3.3%	5,178	4.7%

Total net sales	$112,464	100.0%	$111,157	100.0%

Net sales of $112.5 million for the three months ended June 30, 2014 increased by $1.3 million, or 1.2%, compared with the three months ended June 30, 2013. Net sales in our C&I channel of $52.0 million increased $6.3 million, or 13.7% and net sales in our retail channel of $58.4 million decreased $2.3 million, or 3.8% compared with the three months ended June 30, 2013.

Sales of our LED product line increased $18.2 million, or 65.4%. The increase primarily is attributable to our continued business focus on growing the LED product line that resulted in an increase in LED sales with C&I distributors of $11.0 million and new LED business with Walmart of $4.7 million in the United States and Canada, as well as new retail business in Asia.

Sales of our CFL product line decreased by $12.4 million, or 17.2%. The decrease mainly is due to lower sales of $13.6 million in the United States and Canada largely attributable to a decline in volume with The Home Depot, primarily due to their reduction of purchases in anticipation of a change in packaging design, and with C&I distributors, primarily due to the strategic change in focus to LED products. These declines in the United States and Canada partially were offset by higher sales of $3.1 million with Walmart. Sales in Latin America decreased $1.6 million primarily due to lower volume with The Home Depot Mexico. These decreases partially were offset by an increase in sales of $2.5 million in Asia, largely from sales under the Chinese government subsidy program due to the timing of the programs among quarters.

Sales of our linear, fixtures and other product lines decreased by $4.5 million, or 39.1%. The decrease primarily is attributable to lower linear fluorescent sales of $3.1 million, largely from lower volume with C&I distributors in the United States and Canada due to our transition to LED fixtures, and a $3.0 million decrease in halogen sales mainly attributable to a one-time order with a retailer in EMEA that did not repeat in 2014. These decreases partially were offset by an increase in halogen sales with Walmart of $1.4 million in the United States and Canada.

Gross profit. Gross profit decreased by $1.5 million, or 5.5%, and our gross profit percentage decreased to 22.7% from 24.3%, primarily due to the absence of favorable gross profit margins from a one-time order in 2013 with a retailer EMEA that did not repeat in 2014, an increase in the provision for excess and obsolete inventory and a stronger Chinese yuan compared with the same period in 2013, partially offset by favorable product mix from higher LED sales. Our inventory provision increased $0.5 million primarily due to rapidly changing technological innovations along with the industry’s shift to LED that changed demand for our products and resulted in higher levels of excess and obsolete inventory. The strengthening Chinese yuan, which appreciated 0.6% against the U.S. dollar compared with the three months ended June 30, 2013, has reduced gross profit margins as sales are denominated primarily in U.S. dollars, and manufacturing costs in Asia are paid in the Chinese yuan.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.8 million, or 23.0%, primarily due to a $2.6 million increase in payroll and benefits and a $1.5 million increase in marketing costs. The increase in payroll and benefits expenses largely was due to our continued efforts to expand our sales force principally to serve customers within the C&I channel, and to enhance our engineering and marketing functions, along with $0.8 million of severance expense associated with the termination of three members of management and $0.6 million of share-based compensation expenses associated with restricted share units granted in June 2014. The increase in marketing costs largely is due to our initiatives to grow brand awareness through media advertisements, in-store displays and trade shows.

Litigation settlements. Litigation settlements is comprised of additional estimated settlement costs to resolve ongoing litigation. Refer to Note 8 to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Other expenses. Other expense decreased by $2.0 million due to foreign exchange gains of $0.6 million compared with foreign currency losses of $2.2 million during the same period in 2013, partially offset by higher interest expense of $0.7 million. The foreign exchange gains were primarily attributable to the weakening Chinese yuan since March 31, 2014, which resulted in an appreciation of our U.S. dollar-denominated receivables in Asia from third-party customers and other TCP subsidiaries. The increase in interest expense resulted from an increase in debt to fund working capital and interest on legal settlement obligations.

Effective income tax rate. Our effective income tax rate increased to 41.5% in the three months ended June 30, 2014 from 32.4% in the same period last year. Our effective income tax rate of 41.5% was higher than the U.S. federal income tax rate primarily due to current period losses in certain European and Asian operating companies, for which no tax benefit was recorded, non-deductible expenses in China related to certain employment costs and interest on uncertain tax positions. Our effective income tax rate of 32.4% for the three months ended June 30, 2013 differs from U.S. federal income tax rate as there was a favorable impact resulting from earnings in lower tax rate jurisdictions partially offset by non-deductible expenses in China related to certain employment costs and interest on uncertain tax positions.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
Net sales	$213,581	100.0%	$201,451	100.0%
Cost of goods sold	163,283	76.5%	153,609	76.3%

Gross profit	50,298	23.5%	47,842	23.7%
Selling, general and administrative expenses	37,396	17.5%	31,179	15.5%
Litigation settlements	190	n/m	—	n/m

Operating income	12,712	6.0%	16,663	8.3%
Other expenses:
Interest expense, net	4,561	2.1%	2,727	1.4%
Foreign exchange (gains) losses, net	(1,307)	(0.6)%	4,637	2.3%

Income before income taxes	9,458	4.4%	9,299	4.6%
Income tax expense	3,584	1.7%	3,807	1.9%

Net income	$5,874	2.8%	$5,492	2.7%

Other Financial Data:
Adjusted EBITDA	$17,726	8.3%	$20,618	10.2%

Net sales. The following table shows our net sales by region and by product line:

	Six Months Ended June 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
United States and Canada	$179,334	84.0%	$167,027	82.9%
Asia	15,961	7.5%	12,137	6.0%
EMEA	12,147	5.7%	14,477	7.2%
Latin America	6,139	2.8%	7,810	3.9%

Total net sales	$213,581	100.0%	$201,451	100.0%

	Six Months Ended June 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
CFL	$118,873	55.7%	$135,414	67.2%
LED	82,331	38.5%	46,517	23.1%
Linear and fixtures	6,913	3.2%	12,363	6.1%
Other	5,464	2.6%	7,157	3.6%

Total net sales	$213,581	100.0%	$201,451	100.0%

Net sales of $213.6 million for the six months ended June 30, 2014 increased by $12.1 million, or 6.0%, compared with the six months ended June 30, 2013. Net sales in our retail channel of $110.4 million increased $11.0 million, or 11.0%, and net sales in our C&I channel of $98.8 million increased $13.3 million, or 15.6% compared with the six months ended June 30, 2013.

Sales of our LED product line increased $35.8 million, or 77.0%. The increase is primarily attributable to our continued business focus on growing the LED product line that resulted in an increase in LED sales with C&I distributors of $19.6 million and new LED business with Walmart of $7.2 million in the United States and Canada, as well as growth with retail customers in Asia and EMEA.

Sales of our CFL product line decreased by $16.5 million, or 12.2%. The decrease mainly is attributable to a decline in sales in the United States and Canada of $18.9 million with The Home Depot, $6.3 million with OEMs and $3.1 million with C&I distributors, largely attributable to lower volume, partially offset by higher sales of $15.7 million with Walmart.

Sales of our linear, fixtures and other product lines decreased by $7.1 million, or 36.6%. The decrease primarily is attributable to lower linear fluorescent sales of $5.5 million, largely from lower volume with C&I distributors in the United States and Canada due to our transition to LED fixtures, along with decrease of $3.0 million of halogen sales attributable to a one-time order with a retailer in EMEA that did not repeat in 2014. These decreases partially were offset by an increase in halogen sales with Walmart of $1.7 million in the United States and Canada.

Gross profit. Gross profit increased by $2.5 million, or 5.1%, primarily due to the growth in net sales. Gross profit percentage was comparable with the same period in 2013, as the benefit of favorable product mix from higher LED sales, the decrease in provision for excess and obsolete inventory and lower freight costs were offset by a stronger Chinese yuan compared with the same period in 2013. The strengthening Chinese yuan, which appreciated 1.6% against the U.S. dollar compared with the six months ended June 30, 2013, has reduced gross profit margins as sales are denominated primarily in U.S. dollars, and manufacturing costs in Asia are paid in the Chinese yuan.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6.2 million, or 19.9%, primarily due to a $4.1 million increase in payroll and benefits and a $2.0 million increase in new product certification and marketing costs. The increase in payroll and benefits expenses largely was due to our continued efforts to expand our sales force principally to serve customers within the C&I channel, and to enhance our engineering and marketing functions, along with $0.8 million of severance expense associated with the termination of three members of management and $0.6 million of share-based compensation expense. The increase in marketing costs largely is due to our initiatives to grow brand awareness through media advertisements, in-store displays and trade shows.

Litigation settlements. Litigation settlements is comprised of additional estimated settlement costs to resolve ongoing litigation.

Other expenses. Other expense decreased by $4.1 million due to foreign exchange gains of $1.3 million compared with foreign currency losses of $4.6 million during the same period in 2013, partially offset by higher interest expense of $1.6 million. The foreign exchange gains were primarily attributable to the weakening Chinese yuan since December 31, 2013, which resulted in an appreciation of our U.S. dollar-denominated receivables in Asia from third-party customers and other TCP subsidiaries. The increase in interest expense resulted from an increase in debt to fund working capital and interest on legal settlement obligations.

Effective income tax rate. Our effective income tax rate decreased to 37.9% for the six months ended June 30, 2014 from 40.9% in the same period last year. Our effective income tax rate in both six month periods were higher than the U.S. federal income tax rate primarily due to current period losses in certain European and Asian operating companies, for which no tax benefit was recorded, non-deductible expenses in China related to certain employment costs and interest on uncertain tax positions.

Liquidity and Capital Resources

As of June 30, 2014, we had $16.1 million in cash and cash equivalents, excluding restricted cash, compared with $21.9 million at December 31, 2013. At June 30, 2014, $14.4 million of our cash and cash equivalents, excluding restricted cash, was held outside of the United States.

During the six months ended June 30, 2014, our short-term bank loans with a maturity of one year or less increased $7.7 million, and the revolving line of credit maturing on July 25, 2018, increased $8.0 million, to finance the payment of accounts payable, customer rebates and income taxes. For the six months ended June 30, 2014, our average short-term bank loan balance was $104.8 million, with the highest month-end balance of $106.3 million as of April 30, 2014. We had $18.2 million of bankers’ acceptances outstanding with our suppliers and maintain restricted cash balances of $6.7 million as collateral for these bankers’ acceptances at June 30, 2014.

        At December 31, 2013, we had a non-interest bearing loan of $1.9 million due from TCP Campus Drive LLC (TCP Campus), an unconsolidated variable interest entity that was wholly owned by our CEO and his family. TCP Campus was formed in 2005 to purchase, construct and own the warehouse and office space in Aurora, Ohio that is currently utilized by and recorded as a capital asset of TCP. TCP entered into a lease with TCP Campus on June 16, 2006, which was amended on April 12, 2007. We entered into an agreement with an entity owned by our CEO and his wife in June 2014 whereby we acquired all of the membership interests of TCP Campus and eliminated the associated financing liability.

In exchange, we transferred the warehouse that we owned in Aurora, Ohio to the entity owned by Ellis Yan and his wife. The net assets of TCP Campus consist of the warehouse and office space formerly leased by us and a related mortgage of approximately $5.6 million. In contemplation of this transaction, we forgave the loan outstanding of $1.7 million from TCP Campus in May 2014. The impact of this exchange and loan forgiveness was recorded to equity since the transaction occurred between entities under common control. The annual mortgage payments on the assumed facility are $0.5 million through May 2017, with interest at 5.97%, and a lump sum payment of $5.1 million due in May 2017.

On July 1, 2014, we completed an initial public offering pursuant to our Registration Statement on Form S-1, in which we issued 7,142,858 common shares at a public offering price of $11.00 per share. The estimated aggregate net proceeds raised were $69.8 million after deducting underwriter discounts and commissions of $5.5 million and estimated other offering expenses of $3.3 million. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus included within the above mentioned registration statement.

Certain of our operating subsidiaries are restricted in their ability to pay dividends. The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control policies in the People’s Republic of China. The Chinese yuan is subject to exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to exchange control regulations that restrict our ability to convert Chinese yuan into U.S. dollars. Additionally, our revolving line of credit agreement contains certain restrictive covenants that, among other things, restrict non-tax related distributions. The total restricted portion of our net assets at December 31, 2013 was $18.3 million.

We believe our existing cash and cash equivalents, short-term debt borrowings and the existing line of credit, along with the proceeds from our initial public offering, will be sufficient to meet our working capital requirements for at least the next twelve months.

Cash Flows

Following is a summary of our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Net cash used in by operating activities	$(12,286)	$(19,756)
Net cash used in investing activities	(9,063)	(5,662)
Net cash provided by financing activities	15,551	16,629
Effect of exchange rate changes on cash and cash equivalents	(14)	313

Decrease in cash and cash equivalents	$(5,812)	$(8,476)

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.3 million for the six months ended June 30, 2014 compared with $19.8 million for the six months ended June 30, 2013. The use of cash in the six months ended June 30, 2014 was due to an increase in accounts receivable of $24.7 million largely attributable to timing of sales and a decrease in accrued and other liabilities of $4.1 million largely due to payment of customer rebates, employee bonuses and income taxes. These uses of cash were partially offset by earnings of $5.9 million and a decrease in inventory of $2.4 million due to our efforts to reduce inventory levels. During the six months ended June 30, 2013, inventories increased $30.4 million due to the expansion of our LED product offerings that was financed in part by a $20.7 million increase in accounts payable, accounts receivable increased $10.8 million largely due to sales growth, accrued and other liabilities decreased $5.7 million largely due to payment of customer rebates, employee bonuses and income taxes, and prepaid expenses and other assets increased $2.5 million mainly due to the timing of VAT refunds.

Net Cash Used in Investing Activities

Net cash used in investing activities was $9.1 million for the six months ended June 30, 2014 compared with $5.7 million for the six months ended June 30, 2013, an increase of $3.4 million. The incremental cash used in investing activities in the six months ended June 30, 2014 was primarily due to an increase in our restricted cash balances of $3.3 million related to our increased use of bankers’ acceptances to pay our suppliers.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 principally was due to net bank borrowings of $16.2 million to finance our working capital, namely the increase in accounts receivable and the payment of customer rebates and income taxes. Net cash provided by financing activities for the six months ended June 30, 2013 principally was due to net bank borrowings of $17.3 million to finance our increase in working capital, largely related to the growth in inventory to support the expansion of our LED offerings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases entered into in the ordinary course of our business, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

Capital Expenditures

We had no material commitments for capital expenditures as of June 30, 2014.

Contractual Obligations

Refer to Liquidity and Capital Resources included in Part I, Item 2 included herein which describes the increase in short-term bank loans and the revolving line of credit and a description of the elimination of the TCP Campus financing liability and the assumed mortgage in conjunction with our acquisition all of the membership interests of TCP Campus.

Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments management makes about the carrying values of the Company’s assets and liabilities, which are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions.

Share-based Compensation. Share-based compensation awards are valued at fair value, as determined using the closing price of our shares on the New York Stock Exchange on the grant date. The Company recognizes share-based compensation expenses on a straight-line basis over the requisite service periods of each award, net of estimated forfeitures. Forfeitures are estimated based on our past experience of employee turnover.

There have been no material changes to the Company’s critical accounting policies and estimates and recently issues accounting pronouncements as compared to the critical accounting policies and estimates and recently issues accounting pronouncements described in the Prospectus, other than the policy described herewith above.

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 included herein for a discussion of recent accounting pronouncements and their effect on us.

Forward-Looking Statements

The Company has made forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties that may cause actual results to differ materially from those that we expect. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “target” or “will” or the negative of these words or other similar terms or expressions that concern the Company’s expectations, strategy, plans or intentions. The Company claims the protection of the Safe Harbor for Forward-Looking Statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our the future results and could cause those results or other outcomes to differ materially from those expressed or implied our forward-looking statements:

•	changes in the competitive and technological environment in our industry, particularly with respect to LED and CFL technologies;

•	changes in legislation that phases out inefficient lamp technologies;

•	our relationship with retail and third-party distributors;

•	the cost and availability of raw materials, including phosphor, and components for our lighting products;

•	regulatory requirements and approvals for our current and future lighting products;

•	global economic conditions, which affect end user demand for our lighting products;

•	changes in China’s economic, political and social conditions, Chinese labor supply and Chinese labor regulations;

•

fluctuations in the value of the foreign currencies in countries in which we have operations, including China (yuan), Canada (Canadian dollar), the Netherlands (Euro), United Kingdom (pound sterling), Brazil (Real) and Switzerland (Swiss franc) versus the U.S. dollar;

•	our ability to protect our intellectual property and avoid infringing on others’ intellectual property; and

•	our expected treatment under Swiss and U.S. federal tax legislation and the impact that Swiss tax and corporate legislation may have on our operations.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q to reflect any new events or any change in conditions or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to several financial risks, including, among others, market risk (changes in exchange rates, changes in interest rates and market prices), concentration risk and commodity risk. Our principal liabilities consist of bank loans and trade payables. The main purpose of these liabilities is to provide the necessary funding for our operations. We have various financial assets such as trade receivables and cash and cash equivalents. Our cash and cash equivalent instruments are held at high quality financial institutions and managed such that there is no significant concentration of credit risk in any one bank or other financial institution. Our management closely monitors the credit quality of the financial institutions in which we hold deposits.

Currency risk. Our reporting currency is the U.S. dollar. We have operations in the United States and Canada, Asia, EMEA and Latin America. As a result of our investments in entities that have functional currencies other than the U.S. dollar, we face exchange translation risk and our results can be affected by currency movements. Substantially all of our products are manufactured in China. Since our current sales mix is weighted heavily toward our market in the United States and Canada, our operating results may become subject to significant fluctuations based upon changes in currency exchange rates of the U.S. dollar principally against the Chinese yuan and to a lesser extent the U.S. dollar against the Canadian dollar and Euro. Accordingly, currency exchange rate fluctuations may adversely affect our financial results in the future. For example, a hypothetical 10% increase or decrease of the Chinese yuan against the U.S. dollar during the year ended December 31, 2013 would have impacted our operating income negatively or positively, respectively, by $2.2 million. We currently do not engage in any currency hedging activities.

Interest rate risk. We are exposed to interest rate risk related to our variable-rate debt. As of June 30, 2014, the annual interest rate of our LIBOR rate loans and the prime rate loans were 3.4% and 5.5%, respectively. Potential movement of the LIBOR rate and the prime rate by +/- 1% would increase or decrease interest expense and cash paid for interest on an annualized basis by $0.4 million based on the balance outstanding under our revolving credit agreement at June 30, 2014.

We are also exposed to interest rate risk related to our fixed-rate bank debt in Asia due to their short-term maturity and our intention to refinance these borrowings. As of June 30, 2014, we had $102.9 million of outstanding short-term bank loans primarily with various Chinese banks. The weighted average interest rate on these loans as of June 30, 2014, was 4.5%. Potential movement of the weighted average interest rate of +/-1%, on a theoretical refinancing of these loans, would increase or decrease interest expense and cash paid for interest on an annualized basis by $1.0 million based on the balance outstanding at June 30, 2014.

Concentration risk. We are exposed to concentration risk due to our concentration of business activity with The Home Depot and Walmart, which were our only customers that individually exceeded 10% of net sales in either the three or six months ended June 30, 2014 and 2013. Net sales to Walmart and The Home Depot accounted for 20.7% and 20.4%, respectively, of consolidated net sales for the three months ended June 30, 2014 and 20.6% and 19.4%, respectively, of consolidated net sales for the six months ended June 30, 2014. Net sales to Walmart and The Home Depot accounted for 11.6% and 30.3%, respectively, of consolidated net sales for the three months ended June 30, 2013 and 8.6% and 27.6%, respectively, of consolidated net sales for the six months ended June 30, 2013.

Commodity risk. The manufacturing of our products relies heavily on the availability and price of certain commodity materials including petroleum based plastics, copper, and rare earth metals, principally phosphors. As of June 30, 2014 the cost of phosphors of was approximately ¥321/kg ($52/kg) compared with ¥408/kg ($67/kg) as of December 31, 2013. We purchase some of our raw materials from several small suppliers who have demonstrated consistent quality of materials and reliability of delivery as to the quantities required and delivery times. We purchase our materials at spot prices in the open market and we do not negotiate long-term supply contracts. We currently do not engage in hedging transactions for the purchase of raw materials.

Item 4. Controls and Procedures.

(a)	Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2014 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2014 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of commitments and contingencies.

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in additions to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business

Our industry is highly competitive. If we are not able to compete effectively, including against larger lighting manufacturers with greater resources, our business, financial condition and results of operations will be adversely affected.

Our industry is highly competitive. We face competition from vendors of traditional lighting technologies and from vendors of newer innovative products. The lighting industry is characterized by rapid technological change, short product lifecycles, frequent new product introductions and a competitive pricing environment. These characteristics increase the need for continual innovation and, as new technologies evolve, provide entry points for new competitors as well as opportunities for rapid share shifts. Our products compete with a number of existing products and our success depends on our ability to effectively compete in this global market. Many of our competitors, such as Philips, General Electric, OSRAM, Cree, and Acuity Brands are large, well-capitalized companies with significantly more resources than ours and they are able to spend more aggressively on product development, marketing, sales and other product initiatives.

Our ability to compete effectively in our markets depends upon our ability to distinguish our company and our products from our competitors and their products based on various factors, including, among others:

•	breadth and quality of product offering;

•	product pricing and cost competitiveness;

•	access to distribution channels globally;

•	customer orientation and strong customer relationships; and

•	the success and timing of new product development.

To the extent we are unable to distinguish our products, our larger competitors and any other more innovative competitors may be able to capture our customers and reduce our opportunities for success, which will adversely affect our business, financial condition and results of operations.

The loss of our relationship with Walmart or The Home Depot, or a significant decline in either of their purchases, could have a material adverse effect on our business, our ability to distribute our products, and our financial condition and results of operations.

Net sales to Walmart and The Home Depot accounted for 20.6% and 19.4%, respectively, of our net sales for the six months ended June 30, 2014 and 13.0% and 31.4%, respectively, of our net sales for the year ended December 31, 2013. We do not have a long-term contract with, or any volume commitments from, Walmart or The Home Depot. Our sales have been and may continue to be materially affected by fluctuations in the buying patterns of Walmart or The Home Depot, and such fluctuations may result from general economic conditions, higher than anticipated inventory positions or other factors. A loss of Walmart or The Home Depot as a customer, or a significant decline in either of their purchases from us, could have a material adverse effect on our business, financial condition and results of operations and our ability to distribute our products.

Each such company may make decisions regarding its business undertakings with us that may be contrary to our interests, or may terminate its relationship with us altogether, which it may do at any time. In addition, if either company changes its business strategy, we may fail to maintain our relationship with such company. Furthermore, should either company face changes that decrease its customer base due to the economy or for any other reason, our sales could be materially and adversely affected.

Lighting products are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, and our business, financial condition and results of operations will be adversely affected.

Lighting products are subject to rapid technological changes and short product life cycles that often lead to price erosion and cause product obsolescence. Companies within the lighting industry are continuously developing new products with heightened performance and functionality, which puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. These trends are especially relevant for our LED lamp products, which have experienced, and are expected to continue to experience, very rapid technological improvement and cost declines compared with other current lamp technologies. Our typical product’s life cycle is relatively short, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated, which in turn may cause the stated value of our inventory to decline. In addition, if we fail to accurately anticipate the introduction of new technologies or are unable to develop the planned new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occurs, our business, financial condition and results of operations will be adversely affected.

If we are unable to increase production capacity for our products in a cost effective and timely manner or manage our operations and supply chain, we may incur delays in shipment and our sales and reputation in the marketplace could be harmed.

An important part of our business plan is the expansion of production capacity for our products. In order to fulfill anticipated demand for our products, we invest in capacity in advance of actual customer orders, typically based on preliminary, non-binding indications of future demand. As customer demand for our products changes, we must be able to adjust our production capacity, and manage our operations and supply chain, to meet demand while keeping costs down. Uncertainty is inherent within our facility and capacity expansion, and unforeseen circumstances could offset the anticipated benefits, disrupt our ability to provide products to our customers and impact product quality. Our ability to provide products to our customers in a cost effective and timely manner depends on a number of factors, including the following:

•	our ability to effectively increase the automation of the manufacturing processes for our LED and CFL product lines;

•	our ability to transition production among manufacturing facilities;

•	our ability to properly and quickly anticipate customer preferences among lighting products;

•	our ability to repurpose equipment from the production of one product to another;

•	the availability of critical components and raw materials used in the manufacture of our products;

•	the reliability of our inventory management systems and supply chain visibility tools;

•	our ability to effectively establish and use adequate management information systems, financial controls and quality control procedures; and

•	equipment failures, power outages, environmental risks or variations in the manufacturing process.

If we are unable to increase production capacity for our products in a cost effective and timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products, which could harm our sales and operating margins and damage our reputation and our relationships with current and prospective customers. In addition, even if we are able to increase production capacity in a cost-effective and timely manner while maintaining adequate quality, if we are not able to effectively manage our inventory, supply chain and our operations, there may be delays in the delivery of our products that could also result in the loss of customers. From time to time, in part due to the growth of our business, we have experienced some delays in delivering products demanded by certain of our customers. Finally, if demand does not increase at the rate forecast, we may not be able to reduce manufacturing expenses or overhead costs at the same rate as demand decreases, which could also result in lower margins and adversely affect our business, financial condition and results of operations.

The reduction or elimination of investments in, or incentives to adopt, LED, CFL and other energy efficient lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs, CFLs and other energy efficient lighting solutions over some traditional lighting technologies could cause the growing demand for our products to slow, which could materially and adversely affect our business, financial condition and results of operations.

Today, the upfront cost to consumers of LEDs, CFLs and other forms of lighting solutions exceeds the upfront cost for some traditional lighting technologies that provide similar lumen output in many applications. Some governments around the world, including the United States, China, the European Union, and Canada, have used policy initiatives and other regulations, including financial incentives and rebates to consumers from which we benefit, to accelerate the development and adoption of LEDs, CFLs and other forms of lighting solutions and other non-traditional lighting technologies that are seen as more environmentally friendly compared with some traditional lighting technologies. Reductions in (including as a result of any budgetary constraints), or the elimination of, government investment and favorable energy policies could result in decreased demand for our products and decrease our sales, profits and margins. Further, if our products fail to qualify for any financial incentives or rebates or if restrictions by regulation of competitive products are removed, demand for our products may decrease, and our sales and profits may decrease.

The suspension of, repeal of or amendments to current requirements to phase-out energy inefficient lamp technologies by governments or the provision of government sponsored subsidies in our target geographies could impair our sales of energy efficient lamps in international markets.

Effective legislation in many countries that mandates energy efficiency standards for lamps represents an important driver to the growth in adoption of the energy efficient lamp technologies that we offer. The suspension of, repeal of or amendments to current laws or regulations banning inefficient lamp technologies in the United States and Canada, EMEA, Asia or Latin America could materially and adversely affect our business, financial condition and results of operations.

Any increase in the cost or disruption in the availability of the raw materials or key components utilized in our lighting products may adversely affect our business, financial condition and results of operations.

The lighting industry is subject to significant fluctuations in the cost and availability of raw materials and components. We rely on a number of third-party suppliers to provide certain raw materials and to manufacture certain of the components of our products and expect to continue to rely on such suppliers.

Our results of operations are directly affected by the cost of our raw materials, which could be affected by, among other things, general shortages in the marketplace and high price volatility. Our principal raw materials and components are phosphor, LED chips, plastic and aluminum. As a result of the significant portion of our cost of goods sold represented by these raw materials, our gross profit and margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers. In recent years, the price of phosphor has experienced extreme volatility due to changes in the global supply of rare earth elements, the main raw material inputs for phosphor, particularly in China. More than 95% of the world’s current supply of rare earth elements comes from China, which has enacted a policy to reduce its exports because of its rising domestic demand and new environmental restrictions. Given the volatility in the cost of phosphorous elements, there can be no assurance that prices will not increase in the future, potentially at significant rates. Such increases may adversely affect our business, financial condition and results of operations.

We depend on a limited number of suppliers for these and other raw materials. We do not have guaranteed supply arrangements with our suppliers and few alternative sources exist. Substitution of alternate raw materials could significantly change the performance of the lighting products that we manufacture. If the availability of any of these raw materials is limited, we may be unable to produce some of our products in the quantities demanded by our customers, which could have an adverse effect on plant utilization and our sales of products requiring such raw materials.

We depend on certain key suppliers for components that we require for our lighting products, and the loss of any of these suppliers could have an adverse effect on our business, financial condition and results of operations.

We depend on certain suppliers for certain key components that we require for our lighting products, including the LEDs for our LED-based lighting products. We do not have long-term contracts with these suppliers or any volume commitments from them. Our third-party suppliers may encounter problems obtaining materials required during their manufacturing processes due to a variety of reasons, any of which could delay or impede their ability to meet our demand for components. Our reliance on third-party suppliers also subjects us to additional risks that could harm our business, including, among others:

•	we may not be able to obtain an adequate supply of our components in a timely manner or on commercially reasonable terms;

•	our suppliers may be accused of infringing the intellectual property of third parties which, if upheld, could alter or inhibit their ability to fulfill our orders and meet our requirements; and

•	our suppliers may encounter financial or other hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

Finding a suitable alternate supply of required raw materials and components that meet our strict specifications and obtaining them in needed quantities may be a time-consuming process, and we may not be able to find an adequate alternative source of supply at an acceptable cost. Any significant interruption in the supply of these raw materials or components could have a material adverse effect on our business, financial condition and results of operations.

We occasionally experience component quality problems with suppliers, and our current suppliers may not deliver satisfactory components in the future.

We occasionally experience component quality problems with suppliers. We may experience quality problems with suppliers in the future, which could decrease our gross margin and profitability, lengthen our sales cycles, adversely affect our customer relations and future sales prospects and subject our business to negative publicity. Our suppliers, especially new suppliers, may make manufacturing errors that may not be detected by our quality assurance testing, which could negatively affect the efficacy or safety of our products or cause shipment delays due to such errors. Additionally, we sometimes satisfy warranty claims even if they are not covered by our general warranty policy as a customer accommodation. If we were to experience quality problems with certain components purchased from our key suppliers, these adverse consequences could be magnified, and our business, financial condition and results of operations could be materially adversely affected.

Our success is largely dependent upon the skills, experience and efforts of our senior management and the loss of their services could have a material adverse effect on our business, financial condition and results of operations.

Our continued success depends upon the continued availability, contributions, skills, experience and efforts of our senior management. We are particularly dependent on the services of Ellis Yan, our Chief Executive Officer. Ellis Yan has major responsibilities with respect to sales, product development and overall corporate administration. We do not have a formal succession plan in place for Ellis Yan. Our employment agreement with Ellis Yan does not guarantee his services for a specified period of time. All of the employment agreements with our senior management team may be terminated by the employee at any time. While all such agreements include non-competition and confidentiality covenants, there can be no assurance that such provisions will be enforceable or adequately protect us. The loss of the services of any of these persons might impede our operations or the achievement of our strategic and financial objectives, and we may not be able to attract and retain individuals with the same or similar levels of experience or expertise. Additionally, while we have key man insurance on the life of Ellis Yan, such insurance may not adequately compensate us for the loss of Ellis Yan. The loss or interruption of the service of members of our senior management, particularly Ellis Yan, or our inability to attract or retain other qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to execute our business strategy to expand the marketing, distribution and sale of our products, and if we are unable to effectively manage the associated risks, our ability to expand our business abroad could be impaired.

We commenced sales activities in China in 2004, EMEA in 2010 and Latin America in 2011, and we expect to continue to expand our sales outside of the United States and Canada as part of our core business strategy. The marketing, distribution and sale of our products in these markets may expose us to a number of risks, including:

•	fluctuations in currency exchange rates;

•	increased costs associated with maintaining the ability to understand the local markets and follow their trends;

•	failure to develop products that work under the various voltage standards that can differ from region to region;

•	failure to maintain effective marketing and distributing presence in various countries;

•	failure to provide adequate customer service and support in these markets;

•	failure to develop appropriate risk management and internal control structures tailored to overseas operations;

•	difficulty and cost relating to compliance with the different commercial and legal requirements of the markets in which we offer or plan to offer our products;

•	failure to obtain or maintain certifications for our products in these markets;

•	inability to obtain, maintain or enforce intellectual property rights;

•	unanticipated changes in prevailing economic conditions and regulatory requirements;

•	difficulty in employing and retaining sales personnel who are knowledgeable about, and can function effectively in, export markets; and

•	trade barriers such as export requirements, tariffs and taxes.

Our multi-national sales, manufacturing and operations subjects us to risks associated with operating in global markets.

We are a global business. For 2011, 2012 and 2013, 10.2%, 11.6% and 17.6%, respectively, of our net sales were outside of the United States and Canada. We are incorporated in Switzerland. Most of our manufacturing facilities are located in China. We also maintain offices in the United States, United Kingdom, Canada, Brazil, France, Germany and Japan. Global business operations are subject to inherent risks, including, among others:

•	unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

•	longer accounts receivable payment cycles and the difficulty of enforcing contracts and collecting receivables through certain non-U.S. legal systems;

•	difficulties in managing and staffing operations;

•	potentially adverse tax consequences;

•	the burdens of compliance with the laws and regulations of a number of jurisdictions;

•	import and export license requirements and restrictions of China, the United States and each other country in which we operate;

•	exposure to different legal standards and reduced protection for intellectual property rights in some countries;

•	currency fluctuations and restrictions;

•	political, social and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade or other business restrictions;

•	periodic economic downturns in the markets in which we operate;

•	customs clearance and transportation delays; and

•	sales variability as a result of translating our non-U.S. sales into U.S. dollars.

Any of these factors may adversely affect our future sales outside the United States and, consequently, our business, financial condition and results of operations.

Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed are the Euro, British pound sterling, Chinese yuan, Brazilian real and Swiss franc. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. The steady appreciation of the Chinese currency versus the U.S. dollar over the past four years has increased the relative cost of our manufacturing to the extent we have used U.S. dollars or other currencies generated from our sales outside of China to purchase goods and services in China. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

We do not hedge our currency exposure and, therefore, we incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our business, financial condition or results of operations.

We may be exposed to fines, penalties or other sanctions if we do not comply with laws and regulations designed to combat government corruption in countries in which we sell our products, and any determination that we violated such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

We operate in some countries that have experienced significant levels of governmental corruption. Our employees, agents and contractors may take actions in violation of our policies and applicable laws and regulations that generally prohibit the making of improper payments to foreign government officials for the purpose of obtaining or keeping business, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA. Such violations, if they occur, could have an adverse effect on our business, financial condition and results of operations and reputation. Any failure by us to ensure that our employees and agents comply with the FCPA and other applicable laws and regulations in non-U.S. jurisdictions could result in substantial civil and criminal penalties or restrictions on our ability to conduct business in certain non-U.S. jurisdictions, and our business, financial condition and results of operations could be materially and adversely affected.

We generally do not enter into long-term contracts with our customers, which could result in a disconnect between our production and sales.

We generally do not enter into long-term contracts with our customers. Rather, we sell our products to customers through purchase orders based on their current needs, which could result in a disconnect between our production and sales. As a result, we could experience periods during which our production exceeds the orders for our products, resulting in higher levels of inventory and of working capital employed in our business than would otherwise be required. We will also have to pay our fixed costs during such periods. We may not be able to timely find new customers, or increase orders from existing customers, in order to absorb our excess production and supplement our sales during these periods and we may not be able to recover our fixed costs as a result. Periods of no or limited purchase orders for our products could have a material adverse effect on our business, financial condition and results of operations.

Certification and compliance are important to adoption of our lighting products, and failure to obtain such certification or compliance may have an adverse effect on our business, financial condition and results of operations.

We are required to comply with certain legal requirements governing the materials used in our products and we submit to voluntary registration for the certification of some of our products. Certifications and compliance standards that we follow include UL, an independent organization that provides a UL mark on products that have passed testing and safety certification, and the efficiency requirements of ENERGY STAR®. The United States Environmental Protection Agency is implementing more rigorous ENERGY STAR® rating standards in the second half of 2014. If our products do not meet the new standards, our sales of any non-compliant products could decrease, which could have a material impact on our business. Any other amendments to existing requirements, or new requirements with which we cannot comply, may materially harm our sales. In addition, we cannot be certain that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain certifications for our existing products. The failure to obtain such certifications or compliance may adversely affect our business, financial condition and results of operations.

We are subject to the SEC’s new rules regarding the use and disclosure of “conflict minerals,” which we expect will increase our operating and compliance costs. Our products may contain conflict minerals, which could harm our reputation and cause sales of our products to decline.

The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals in August 2012. This rule requires us to: (1) determine whether conflict minerals (tin, tantalum, tungsten, gold or similar derivatives) are used in our products and, if so, determine if the minerals originated from the Democratic Republic of Congo (DRC) or its immediately adjoining countries; and (2) if so, to conduct due diligence regarding the source and chain of custody of these conflict minerals to determine whether the conflict minerals financed or benefitted armed groups. The rule will require us to submit forms and reports to the SEC by 2016 and annually thereafter that disclose our determinations and due diligence measures. We are currently conducting conflict minerals due diligence and are working toward the required deadline. Presently, we have not determined how many or if any of our supply chain partners use conflict minerals or how much expense our due diligence exercise will add to our operational cost. If we do not properly assess supply chain partners and appropriately control costs and budget for conflict minerals compliance, our results of operations and profitability in the future could suffer. In addition, if our products contain conflict minerals, sales of our products could suffer due to adverse public reaction, resulting in a decline in revenue and profitability.

Our products may contain defects or otherwise not perform as expected, which could reduce sales, result in costs associated with warranty or product liability claims or recall of those items, all of which could materially adversely affect our business, financial condition and results of operations.

The manufacturing of our products involves complex processes and defects have been, and could be, found in our existing or future products. These defects may cause us to incur significant warranty, support and replacement costs, and costs associated with recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide limited warranties ranging from one to nine years on our products, and such warranties may require us to repair, replace or reimburse the end user for the purchase price of the product. Moreover, even if our products meet standard specifications, end users may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer dissatisfaction. Since the majority of our products use electricity, and our CFL lamps contain a small amount of mercury, it is possible that our products could result in injury or increased health risks, including the health risks associated with exposure to ultraviolet light generated by mercury vapors, whether by product malfunctions, defects, improper installation or other causes. Particularly because our products often incorporate new technologies or designs, we cannot predict whether or not product liability claims will be brought against us. We may not have adequate resources in the event of a successful claim against us or a recall of a product. A successful product liability claim against us or a significant recall of a product that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition. These problems could result in, among other things, a delay in the recognition or loss of sales, loss of market share or failure to achieve market acceptance. A significant product recall or product liability litigation could also result in adverse publicity, damage to our reputation and a loss of confidence in our products and adversely affect our business, financial condition and results of operations.

If we are unable to manage our anticipated sales growth effectively, our business, financial condition and results of operations could be adversely affected.

We intend to undertake a number of strategies in an effort to grow our sales. If we are successful, our sales growth may place significant strain on our limited resources, including our research and development, sales and marketing, operational and administrative resources. To properly manage any future sales growth, we must continue to improve our management, operational, administrative, accounting and financial reporting systems and expand, train and manage our employee base, which may involve significant expenditures and increased operating costs. We may not be able to effectively manage the expansion of our operations or recruit and adequately train additional qualified personnel. If we are unable to manage our anticipated sales growth effectively, the quality of our customer care may suffer, we may experience customer dissatisfaction, reduced future sales or increased warranty claims, and our expenses could substantially and disproportionately increase. Any of these circumstances could adversely affect our business, financial condition and results of operations.

We may engage in future acquisitions that could disrupt our business, divert management attention, increase our expenses or otherwise adversely affect our business, financial condition and results of operations.

In the future, we may acquire complementary businesses, products, technologies or other assets. If we engage in future acquisitions, we may not strengthen our competitive position or achieve any of our intended goals or synergies with respect to any such acquisition. In addition, any such acquisition may be viewed negatively by our customers, financial markets or investors. Furthermore, any such acquisition could pose challenges with respect to the integration of personnel, technologies and operations from the acquired businesses and in the retention and motivation of key personnel from such businesses. Acquisitions may also disrupt our ongoing operations, divert management’s attention from day-to-day responsibilities, increase our expenses and otherwise adversely affect our business, financial condition and results of operations.

The marketing and distribution efforts of our third-party distributors may not be effective, which could negatively affect our ability to expand our business, particularly in the C&I channel.

We market and sell some of our products to third-party distributors in all of our sales regions, especially in the United States. We rely on these distributors to service end users, and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and damage our brand reputation, particularly in the C&I channel. For the six months ended June 30, 2014, sales to our C&I customers were $98.8 million, or 46.2% of our net sales, and $165.8 million, or 38.7% of our net sales for the year ended December 31, 2013.

We do not control the activities of our distributors with respect to the marketing and sales of and customer service support for our products. Therefore, the reputation and performance of our distributors, the willingness of our distributors to sell our products and their ability to expand their businesses are essential to the future growth of our sales in the C&I channel and has a direct and material impact on our sales and profitability. Also, as with our retail customers, we do not have long-term purchase commitments from our distributor customers, and they can therefore generally cancel, modify or reduce orders with little or no notice to us. As a result, any reductions or delays in, or cancellations of, orders from any of our distributors may have a negative impact on our sales and budgeting process. Moreover, we may not be able to compete successfully against those of our competitors that have greater financial resources and are able to provide better incentives to distributors, which may result in reduced sales of our products or the loss of our distributors. The loss of any key distributor may force us to seek replacement distributors, and any resulting delay may be disruptive and costly.

If we are unable to obtain additional capital as needed in the future, our ability to grow our sales could be limited and we may be unable to pursue our current and future business strategies.

Our future capital requirements will depend on many factors, including the rate of our sales growth, our introduction of new products and services and enhancements to existing products and services, and our expansion of sales, marketing and product development activities. In addition, we may consider acquisitions of product lines, businesses or technologies in an attempt to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology. We may not be able to obtain additional financing on terms favorable to us, if at all, and, as a result, we may be unable to expand our business or continue to pursue our current and future business strategies. Additionally, if we raise funds through debt financing, we may become subject to additional covenant restrictions and we will incur increased interest expense and principal payments.

As a manufacturer or importer of goods containing mercury, we are subject to requirements in certain jurisdictions that we take back, recycle or otherwise manage lamps returned by our customers or that we pay for the costs of meeting such requirements.

Our CFL lamps contain a small amount of mercury. In the United States, certain states assess all manufacturers of mercury-containing lights that sell those lights into that state to pay costs incurred by the state to fund its program to collect, transport, process and recycle those lights. In certain instances, we have been unable to effectively recover this additional cost from our customers. It is possible that other states or jurisdictions into which we sell our CFLs will enact similar, or even more onerous, legislation. If such legislation becomes more widespread, our financial obligations under these programs could adversely affect our business, financial condition and results of operations. In addition, consumer resistance to the use of CFL lamps due to their mercury content may reduce our sales.

We own land use rights for industrial property in China, and if any environmental contamination is discovered, we could be responsible for remediation of the property.

We own our manufacturing and distribution facilities located in China. We purchased the land use rights for these properties from the Chinese government beginning in 2001. If environmental contamination is discovered at any of our facilities and we are required to remediate the property, our recourse against the prior owners may be limited. Any such potential remediation could be costly and could adversely affect our business, financial condition and results of operations.

The cost of compliance with environmental laws and regulations and any related environmental liabilities could adversely affect our business, financial condition and results of operations.

We are subject to laws and regulations governing, among other things, the use of chemicals, emissions to air, discharges to water, the remediation of contaminated properties and the generation, handling, collection, recycling, use, storage, transportation, treatment and disposal of and exposure to, waste and other materials, as well as laws and regulations relating to occupational health and safety and the content and manufacturing of our products. These laws and regulations are subject to change and becoming increasingly more stringent, and also vary depending on the jurisdictions in which our products are manufactured, transported, marketed and placed. The costs to comply with these laws or regulations can be substantial and any violation thereof can lead to substantial fines, penalties and other liabilities, which could adversely affect our business, financial condition and results of operations.

If our information technology systems fail, or if we experience an interruption in their operation or we are unable to protect them against cyber-based attacks or network security breaches, then our business, financial condition and results of operations could be materially adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on those systems generally to manage the day-to-day operation of our business, manage relationships with our customers, maintain our research and development data and maintain our financial and accounting records. The failure of our information technology systems, our inability to successfully maintain and enhance our information technology systems or any compromise of the integrity or security of the data we generate from our information technology systems could adversely affect our results of operations, disrupt our business and product development and make us unable or severely limit our ability to respond to customer demands. In addition, our information technology systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	employee or other theft;

•	attacks by computer viruses or hackers;

•	power outages;

•	cyber-based attacks or network security breaches; and

•	computer systems, internet, telecommunications or data network failure.

Any interruption of our information technology systems, including security breaches, could result in decreased sales, increased expenses, increased capital expenditures, negative publicity, customer dissatisfaction and potential lawsuits or liability claims, any of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and adequately protect our intellectual property rights, our competitive position could be harmed.

We consider certain aspects of our technology and processes proprietary. If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may utilize our proprietary technology and our business, financial condition and results of operations could be harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad.

We own United States and non-U.S. patents and patent applications that relate to some of our products, systems, business methods and technologies. We offer no assurance about the degree of protection which existing or future patents may afford us. Likewise, we offer no assurance that our patent applications will result in issued patents, that our patents will be upheld if challenged, that competitors will not develop similar or superior business methods or products outside the protection of our patents, that competitors will not infringe on our patents or that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise learn of our unpatented technology. To protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business could be materially adversely affected.

Assertions by third parties of intellectual property infringement could result in significant costs and cause our operating results to suffer.

The markets in which we compete or plan to compete are characterized by rapidly changing products and technologies and there is intense competition to establish intellectual property protection and proprietary rights related to these products and technologies. The markets for LED, CFL and halogen lamps, in particular, are characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies, including us.

We may be required to obtain licenses for such third-party intellectual property. If we need to license any third-party intellectual property or other technology, we could be required to pay royalties on certain of our products. In addition, there can be no assurance that we will be able to obtain such licenses on commercially reasonable terms or at all. Our inability to obtain third-party intellectual property licenses on commercially reasonable terms or at all could harm our business, results of operations, financial condition and/or prospects.

We have in the past received, and may receive, notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third-parties, require us to license disputed rights from others or require us to cease marketing, selling or using certain products or technologies. For instance, in 2013 we entered into a settlement agreement with Koninklijke Philips N.V. (“Philips”) relating to a lawsuit alleging infringement of certain LED lighting-related patents pursuant to which we agreed to make certain scheduled payments to Philips over time in exchange for a license to use certain of Philips’ LED patents until the earlier of their respective expirations or December 31, 2028. We are also a defendant in a patent infringement lawsuit brought against us by GE Lighting Solutions, LLC. See Note 8 in the “Notes to Condensed Consolidated Financial Statements,” included in Part I, Item I of this Quarterly Report on Form 10-Q and Note 14 the audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on June 27, 2014. We may not be able to obtain licenses on acceptable terms, if at all. We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could materially harm our business, financial condition and results of operations.

Our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as in the United States.

The laws of some countries do not protect proprietary rights to the same degree as the laws of the United States and there is a risk that our ability to protect our proprietary rights may not be adequate in these countries. Many companies have encountered significant problems in protecting their proprietary rights against copying or infringement in such countries, some of which are countries in which we intend to sell our products. In particular, the application of laws governing intellectual property rights in China is uncertain and evolving and could involve substantial risks to us. If we are unable to adequately protect our intellectual property rights in China, our attempts to penetrate the Chinese market may be harmed. In addition, our competitors in China and these other countries may independently develop similar technology or duplicate our products, even if unauthorized, which could potentially reduce our sales in these countries and harm our business, financial condition and results of operations.

The steps we have taken to protect our intellectual property may not be adequate, which could have a material adverse effect on our ability to compete in the market.

In addition to patents, we rely on confidentiality, non-compete, non-disclosure and assignment of inventions provisions, as appropriate, with our employees and consultants, to protect and otherwise seek to control access to, and distribution of, our proprietary information. These measures may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation, for the following reasons:

•	the agreements may be breached, may not provide the scope of protection we believe they provide or may be determined to be unenforceable;

•	we may have inadequate remedies for any breach;

•	trade secrets and other proprietary information could be disclosed to our competitors; or

•	others may independently develop substantially equivalent or superior proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

Specifically with respect to non-compete agreements, under current U.S. law, we may be unable to enforce these agreements, in whole or in part, and it may be difficult for us to restrict our competitors from gaining the expertise that our former employees gained while working for us.

If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it could harm our ability to protect our rights and could have a material adverse effect on our business, financial condition and results of operations.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive and, if we lose, could cause us to lose some of our intellectual property rights, which would harm our ability to compete in the market.

We rely on patents to protect a portion of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third-parties, such as infringement suits or interference proceedings. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns, and the outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. In addition, we may provoke third-parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, including attorney fees, if any, may not be commercially valuable. The occurrence of any of these events could harm our business, financial condition and results of operations.

Risks Related to Our Common Shares

There may be circumstances in which the interests of our major shareholders could be in conflict with your interests as a shareholder.

Upon completion of our initial public offering on July 1, 2014, Ellis Yan and Solomon Yan beneficially own 41.6% and 17.1% of our common shares, respectively. As a result of this ownership, Ellis Yan and Solomon Yan have a controlling influence on our affairs and their voting power constitutes a quorum of our shareholders voting on any matter requiring the approval of our shareholders. Such matters include the nomination and election of directors, the issuance of additional shares of our capital stock or payment of dividends, the adoption of amendments to our articles of association and organizational regulations and approval of mergers or sales of substantially all of our assets. In addition, Ellis Yan, Solomon Yan, the Lillian Yan Irrevocable Stock Trust and Cherry Plus Limited, our principal shareholders, have entered into a shareholders’ agreement that provides for, among other things, these shareholders to vote their common shares in favor of certain board nominees designated by Ellis Yan and Solomon Yan.

Accordingly, this concentration of ownership may harm the market price of our common shares by, among other things:

•	delaying, defending, or preventing a change of control, even at a per share price that is in excess of the then current price of our common shares;

•	impeding a merger, consolidation, takeover, or other business combination involving us, even at a per share price that is in excess of the then current price of our common shares; or

•

discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, even at a per share price that is in excess of the then current price of our common shares.

Ellis Yan and Solomon Yan may also cause corporate actions to be taken that conflict with the interests of our other shareholders.

If we fail to develop or maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the listing standards of the NYSE. The requirements of these rules and regulations will have significant legal, accounting and financial compliance costs and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act of 2002 requires, among other things, that, as a public company, our principal executive officer and principal financial officer certify the effectiveness of our disclosure controls and procedures and, beginning with our second annual report as a public company, our internal controls over financial reporting. As an emerging growth company, we are not required to comply with the provision of the Sarbanes-Oxley Act of 2002 that requires our independent registered public accounting firm to attest to management’s assessment of our internal control over financial reporting, once such assessment would otherwise be required, for so long as we remain an emerging growth company.

Beginning with our Annual Report on Form 10-K for the year ended December 31, 2015, we will be required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We continue to develop and refine our disclosure controls and procedures and our internal control over financial reporting required to comply with this obligation. Material weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures or ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which may have a negative effect on the trading price of our common shares.

The trading price of our common shares may be volatile, and purchasers of our common shares could incur substantial losses.

The market price of our common shares may fluctuate significantly as a result of a number of factors, including:

•	fluctuations in our financial performance;

•	economic and stock market conditions generally and specifically as they may impact us, participants in our industry or comparable companies;

•	changes in financial estimates and recommendations by securities analysts following our common shares or comparable companies;

•	earnings and other announcements by, and changes in market evaluations of, us, participants in our industry or comparable companies;

•	our ability to meet or exceed any future earnings guidance we may issue;

•	changes in business or regulatory conditions affecting us, participants in our industry or comparable companies;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements or implementation by our competitors or us of acquisitions, technological innovations or new products, or other strategic actions by our competitors; or

•	sales of a substantial number of our common shares, or a perception that such sales might occur, or the sale of stock by our management team, directors or principal shareholders.

These and other factors could negatively affect the liquidity of our common shares, and you could lose all or part of your investment.

We do not anticipate paying cash dividends on our common shares and any return on investment may be limited to the value of our common shares.

We do not anticipate paying cash dividends on our common shares. Under Swiss law, dividends may be paid out only if we have sufficient distributable profits from the previous fiscal year, or if we have freely distributable reserves, each as will be presented within our audited annual stand-alone statutory financial statements. Dividend payments out of current year earnings or the share capital are not allowed. The affirmative vote at a shareholders’ meeting of a majority of the votes represented (excluding unmarked, invalid and non-exercisable votes, which includes broker non-votes) must approve distributions of dividends. Our board of directors may propose at the shareholders’ meeting that a dividend be paid, but cannot itself authorize the dividend. In addition, there are legal restrictions on the payment of dividends from our Bermuda and Chinese subsidiaries to pay dividends to us, and our revolving line of credit restricts the ability of our U.S. and Canadian subsidiaries from paying dividends to us. These restrictions affect our ability, as a holding company, to pay dividends to our shareholders.

Risks Related to Our Corporate Structure

We are incorporated in Switzerland and Swiss law governs our corporate affairs.

We are a corporation incorporated under the laws of Switzerland. Our place of incorporation is Cham, in the canton of Zug, Switzerland. The rights of holders of our common shares are governed by Swiss corporate law and by our articles of association. In particular, Swiss corporate law limits the ability of a shareholder to challenge resolutions or actions of our board of directors in court. Shareholders generally are not permitted to file a suit to reverse a decision or action by directors but are permitted to seek damages for breaches of fiduciary duty. Shareholder claims against a director for breach of fiduciary duty would, as a matter of Swiss law, have to be brought at our place of incorporation in Cham, Switzerland, or at the domicile of the involved director. Shareholders filing a suit in a Swiss court will be required to post a bond to cover court costs and, where the plaintiff is not domiciled in Switzerland or is insolvent, may also be required to include in the bond additional amounts for party indemnification. Under Swiss law the losing party pays court costs. The amounts of these bonds will depend upon the value in litigation and may be substantial, therefore preventing or discouraging a shareholder from bringing a suit against the company or the directors in Switzerland. In addition, under Swiss law, any claims by shareholders against us must be brought exclusively at our place of incorporation.

Swiss law contains provisions that could prevent or delay an acquisition of our company by means of a tender offer, a proxy contest or otherwise.

Swiss law contains provisions that could prevent or delay an acquisition of us by means of a tender offer, a proxy contest or otherwise. These provisions may also adversely affect prevailing market prices for the shares. These provisions, among other things:

•

provide that a merger or demerger transaction requires the affirmative vote of the holders of at least two-thirds of the shares represented at the meeting and the majority of the par value of the shares represented and, if the merger contract provides for the possibility of a so-called “cashout” or “squeeze-out” merger, the merger resolution requires the consent of at least 90% of the outstanding shares entitled to vote at the meeting;

•	provide that any action required or permitted to be taken by the holders of shares must be taken at a duly called annual or extraordinary general meeting of shareholders; and

•	limit the ability of our shareholders to amend or repeal some provisions of our articles of association.

Our status as a Swiss corporation means shareholders enjoy certain rights that may limit our flexibility to raise capital, issue dividends and otherwise manage ongoing capital needs.

Swiss law requires our shareholders to authorize increases in our share capital, and such authorizations are of limited duration. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares. Prior to the consummation of our initial public offering, our shareholders waived their preemptive rights to shares they already owned, and our Board of Directors withdrew any preemptive rights for any shares in the initial public offering to which they would have otherwise been entitled. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as do the laws of some other jurisdictions. Swiss law requires shareholder approval for many corporate actions over which a board of directors would have authority in some other jurisdictions. For example, dividends must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided benefits to our shareholders.

We are a Swiss company and it may be difficult for you to obtain or enforce judgments against us or our senior management and directors in the United States.

We are organized under the laws of Switzerland. Our place of incorporation is Cham in the canton of Zug, Switzerland. Most of our assets are located outside the United States. Furthermore, a number of our directors and executive officers reside outside the United States and a portion of their assets are located outside the United States. Ellis Yan, our Chief Executive Officer, resides in the United States while Solomon Yan, our President, resides in China. As a result, investors may find it difficult to effect service of process within the United States upon us or these persons or to enforce outside the United States judgments obtained against us or these persons in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the U.S. federal securities laws. Likewise, it may also be difficult for an investor to enforce in U.S. courts judgments obtained against us or these persons in courts located in jurisdictions outside the United States, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. It may also be difficult for an investor to bring an original action in a Swiss court predicated upon the civil liability provisions of the U.S. federal securities laws against us or these persons.

Our organizational regulations provide that directors and officers, past and present, are entitled to indemnification from us arising in connection with the performance of their duties and permit us to advance the expenses of defending any act, suit or proceeding to our directors and officers. Although there is doubt as to whether U.S. courts would enforce such a provision in an action brought in the United States under U.S. securities laws, such provision could make enforcing judgments obtained outside Switzerland more difficult to enforce against our assets in Switzerland or in jurisdictions that would apply Swiss law.

Risks Related to Doing Business in China

Changes in China’s economic, political and social conditions could have a material adverse effect on our business, financial condition and results of operations.

We conduct our manufacturing operations in China. Accordingly, our business, financial condition, results of operations and prospects are significantly dependent on the economic, political and social conditions in China. The Chinese economy differs from the economies of developed countries in many respects, including the degree of government involvement, level of development, growth rate, control over foreign exchange, access to financing and allocation of resources. While China’s economy has experienced significant growth over the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in China. Moreover, sustained economic growth in China over the past few years has resulted in a general increase in labor costs, and the inflationary environment that has led to employee discontent, which could result in materially higher compensation costs being paid to employees. We cannot assure you that the ongoing evolution of economic, political and social conditions in China would not lead to events which may materially reduce our sales and profitability.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Nonetheless, a substantial portion of the productive assets in China continues to be owned by the Chinese government. The Chinese government’s control of these assets and other aspects of the national economy could materially and adversely affect our business. The Chinese government exercises significant control over China’s economic growth through the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy and provision of preferential treatment to particular industries or companies. In recent years, the Chinese government has implemented a number of measures, such as raising required bank reserves against deposit rates, which have placed additional limitations on the ability of commercial banks to make loans, and raising interest rates in order to decrease the growth rate of specific sectors of China’s economy that the government believed to be overheating. Such actions, as well as other Chinese policies, may materially and adversely affect our liquidity and access to capital as well as our ability to operate our business.

Fluctuations in the value of the yuan against the U.S. dollar may adversely affect our business, financial condition and results of operations.

The value of the yuan against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. The conversion of the yuan into foreign currencies, including the U.S. dollar, has historically been based on exchange rates set by the People’s Bank of China. Since 2005, China started to allow its currency to fluctuate within a managed margin. On June 20, 2010, the People’s Bank of China announced that the Chinese government would further reform the yuan exchange rate regime and increase the flexibility of the exchange rate. In March 2011, in a statement about the central bank’s plan for China’s five-year plan running from 2011 to 2015, the People’s Bank of China reiterated a long-standing description of exchange policy to keep the yuan basically stable while strengthening its flexibility. In 2014, China further liberalized the margin by which it allows the yuan exchange rate to fluctuate.

Currency exchange gains (losses) result from fluctuations in foreign currency exchange rates for financial assets and liabilities that are denominated in a currency other than the local currency in the subsidiary in which a transaction occurs. Currency exchange gains (losses) arise from the monthly revaluation of these assets (cash and accounts receivable) and liabilities (accounts payable) from the date acquired or incurred through the final settlement date. Substantially all of our currency exchange losses are related to the settlement of intercompany inventory sales from our Chinese subsidiaries, which are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates between the U.S. dollar and Chinese yuan will result in the recognition of currency exchange gains or losses, as the case may be, depending on the movement of foreign exchange rates from the date of inventory purchase to the settlement date.

We do not hedge our exposure to fluctuations in exchange rates, including the exchange rate between the U.S. dollar and the yuan. Appreciation or depreciation in the value of the yuan relative to the U.S. dollar would affect our financial results, which are reported in U.S. dollars, without reflecting any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of earnings from and the value of any U.S. dollar-denominated investments that we may make in the future. Fluctuations in the exchange rate will also affect our relative purchasing power of the proceeds of our initial public offering.

A disruption at our manufacturing facilities could materially adversely affect our business, financial condition and results of operations.

Our manufacturing operations for our products are based in Zhenjiang, China, Huaian, China, Yangzhou, China and Shanghai, China. The operation of these facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages and other business interruptions. Our existing business interruption insurance and third-party liability insurance to cover claims in respect of personal injury or property or environmental damage arising from accidents on our properties or relating to our operations may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

In recent years, certain regions of China have been experiencing a labor shortage as migrant workers and middle level management seek better wages and working conditions elsewhere. This trend of labor shortages is expected to continue and will likely result in increasing wages as companies seek to keep their existing work forces. In addition, substantial competition in China for qualified and capable personnel, particularly experienced engineers and technical personnel, may make it difficult for us to recruit and retain qualified employees at our China facilities, which would adversely affect our profitability as well as our reported net income. No assurance can be given that we, or any of our customers in China, will not experience labor disturbances related to working conditions, wages or other reasons. Any labor shortages, strikes and other disturbances may adversely affect our future operating results and result in negative publicity and reputational harm. Any interruption in our ability to manufacture or distribute our products could result in lost sales, limited sales growth and damage to our reputation in the market, all of which would adversely affect our business, financial condition and results of operations.

The enforcement of the Labor Contract Law, the Social Insurance Law and other labor-related regulations in China may increase our costs and decrease our net income.

China adopted the Labor Contract Law, effective January 1, 2008, and issued its implementation rules, effective September 18, 2008. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among other things, minimum wages, severance payments, non-fixed term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed term employment contract. Compliance with the Labor Contract Law and its rules and regulations has resulted in an increase in our operating expenses, particularly our labor costs, and we expect that continued compliance with the Labor Contract Law and its implementation rules and regulations will further increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules and regulations may limit our ability to effect those changes in a manner that we believe to be cost effective or desirable, could result in a decrease in our profitability and could adversely affect our business, financial condition and results of operations.

In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. On October 28, 2010, China promulgated the China Social Insurance Law, which came into effect on July 1, 2011. Under the law, an employer that fails to pay a social insurance contribution in full and on time will be penalized at a rate of 0.05% of the outstanding payment per day starting from the date of default. On default of payment by the due date, an additional penalty may be charged between 100% to 300% of the late payment of the social insurance premiums. As a result, failure to make the statutorily required social insurance contribution will subject the Chinese subsidiaries to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and results of operations may be adversely affected. We accrue expenses quarterly and have recognized a liability on our balance sheet relating to potential payments to be made under the China Social Insurance Law; our potential exposure under the China Social Insurance Law could be in excess of the amount that we have already recognized for this liability.

Uncertainties presented by the Chinese legal system could limit the legal protections available to us and subject us to legal risks, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations in China are subject to applicable Chinese laws, rules and regulations. The Chinese legal system is a system based on written statutes. Prior court decisions may be cited for reference but have little value as precedents. Additionally, Chinese statutes are often principle-oriented and require detailed interpretations by the enforcement bodies to further apply and enforce such laws. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade.

However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because some of these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which may not be published on a timely basis or at all, and some of which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection in China than in more developed legal systems. These uncertainties may also impede our ability to enforce the contracts we have entered into in China. As a result, these uncertainties could have a material adverse effect on our business, financial condition and results of operations.

We may elect to finance our operations in part from dividends and other distributions on equity paid by our subsidiaries, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations.

We are a holding company and we may elect to finance our operations in part from dividends from our subsidiaries in China for our cash requirements, including any debt we may incur. Current Chinese regulations permit our Chinese subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its respective after-tax profits each year, if any, to a statutory reserve account until the accumulated amount of such reserves reaches 50% of its registered capital. A PRC company is not permitted to distribute any profits until any losses from prior years have been offset. These reserves are not distributable as cash dividends. Furthermore, if our Chinese subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Our Chinese subsidiaries did not distribute any dividends in 2011, 2012 or 2013.

Under the Chinese Enterprise Income Tax Law, or the EIT Law and implementation regulation issued by State Council, a Chinese income tax at the rate of 10% is applicable to dividends paid by Chinese enterprises to “non-resident enterprises” (enterprises that do not have an establishment or place of business in China, or has such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) subject to the application of any relevant income tax treaty that China has entered into. Any dividend that we or any subsidiary considered a “non-resident enterprise” receives from our China subsidiaries will be subject to Chinese taxation at the 10% rate (or lower treaty rate). As our policy generally is to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, we do not currently expect our Chinese subsidiaries to distribute dividends to TCP Hong Kong Limited (“TCP HK”) in the near future. Any limitation on the ability of our subsidiaries to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business and could have a material adverse effect on our business, financial condition and results of operations.

Chinese regulations relating to the establishment of offshore special purpose vehicle companies by Chinese residents may subject our Chinese subsidiaries to liability or penalties, limit our ability to inject capital into our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

On October 21, 2005, the Chinese State Administration of Foreign Exchange, or SAFE, issued a “Notice on Certain Foreign Exchange Matters Concerning Fund Raising by Offshore Special Purpose Vehicle Companies of PRC Residents and Related Round-trip Investment,” or SAFE Circular No. 75. On May 27, 2011, SAFE issued the Operating Instruction on Foreign Exchange Administration for Domestic Residents Engaging in Financing and Round Trip Investment Via Overseas Special Purpose Vehicles, or Circular No. 19. Circular No. 19 came into effect on July 1, 2011. On November 19, 2012, the SAFE issued the Notice of the State Administration of Foreign Exchange on Further Improving and Adjusting the Foreign Exchange Administration Policies on Direct Investment, or Circular No. 59, with effect from December 17, 2012. SAFE Circular No. 75, Circular No. 19 and Circular No. 59 are jointly referred to as the SAFE Notice. According to the SAFE Notice, a special purpose vehicle, or SPV, is an offshore special purpose company directly established or indirectly controlled by residents of China for the purpose of offshore investment with its assets or ownership rights consisting of Chinese enterprises. Under the SAFE Notice, residents of China are required to file with the competent local SAFE branch information about offshore companies in which they have invested, directly or indirectly, and to make follow-up filings in connection with certain material transactions involving such SPVs, such as increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investment, or external guarantees, or other material events that do not involve return investment. Under the SAFE Notice, failure to comply with the registration procedures set forth above could result in liability under Chinese law for foreign exchange evasion and may result in penalties and legal sanctions, including fines, the imposition of restrictions on a Chinese subsidiary’s foreign exchange activities and its ability to distribute dividends to the SPV, its ability to pay the SPV proceeds from any reduction in capital, share transfer or liquidation in respect of the Chinese subsidiary and the SPV’s ability to contribute additional capital into or provide loans to the Chinese subsidiary.

Circular No. 19 removes some major obstacles to round-trip investments and provides a remedy to cure prior non-compliant round-trip investment. In contrast with Circular of the General Affairs Department of the State Administration of Foreign Exchange on Issuing the Operational Rules for the State Administration of Foreign Exchange Circular on Relevant Issues concerning Foreign Exchange Administration of Company Financings and Roundtripping Investments via Overseas Special Purpose Companies [Huizongfa (2007) No. 106], or Circular No. 106, Circular No. 19 removes the deadline for outbound investment registration and allows registration for special purpose vehicles, or SPVs, after the establishment of SPVs and before carrying out round-trip investments. One of our founders, Solomon Yan, is a Chinese citizen. In 2007 and 2008, he exchanged his ownership in entities that are now our subsidiaries in China for ownership in TCP HK. If Solomon Yan’s investment in the Chinese subsidiaries is deemed to be a round-trip investment pursuant to Circular No. 75 and Circular No. 19, Solomon Yan would be required to register with SAFE according to SAFE Circulars No. 75 and No. 19.

Many of the terms and provisions in the SAFE Notice remain unclear and implementation by central SAFE and local SAFE branches of the SAFE Notice have been inconsistent since their adoption. Therefore, the corresponding local counterparts of SAFE in different areas may have different opinions on whether Solomon Yan’s investment in the Chinese subsidiaries through TCP HK is subject to the SAFE Notice. However, we have requested Solomon Yan to make the necessary applications and filings as required under the SAFE Notice with competent SAFE bureau in the PRC. Solomon Yan is preparing the application documents for the purpose of registration and filings with competent SAFE bureau. However, we cannot provide any assurances that Solomon Yan will be able to obtain such applicable registration required by the SAFE Notice or that, if challenged by government agencies, the structure of our organization fully complies with all applicable registrations or approvals required by the SAFE Notice. Moreover, because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by such PRC resident shareholder or future PRC resident shareholders to comply with the SAFE Notice or other related rules, if SAFE requires it, could restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We do not have valid title certificates to use certain properties occupied by us in China, which may adversely affect our operations.

Properties occupied by our China subsidiaries in China primarily consist of factory buildings, warehouses, ancillary buildings and offices. Any dispute or claim in relation to the title to the properties occupied by us, including any litigation involving allegations of illegal or unauthorized use of these properties, may result in us having to relocate our business operations and may materially and adversely affect our operations, financial condition, reputation and future growth. In addition, there can be no assurance that the Chinese government will not amend or revise existing property laws, rules or regulations to require additional approvals, licenses or permits, or to implement stricter requirements to obtain or maintain the title certificates required for the properties occupied by our China subsidiaries.

We own certain buildings in China, with an aggregate gross floor area of approximately 665,000 square feet, for which we have not obtained title ownership certificates. As to the buildings without title certificates, among which: (i) we have obtained construction approvals and certificates for approximately 215,000 square feet, accounting for approximately 10.0% of the aggregate gross floor area of our properties, and we are not aware of any legal impediments to obtaining the title ownership certificates to such properties; (ii) approximately 30,000 square feet, accounting for approximately 1.6% of the aggregate gross floor area of our properties, are ancillary buildings which do not have a material effect on our operations; and (iii) the properties for which we have not obtained any construction approvals and certificates are approximately 420,000 square feet, accounting for approximately 19.6% of the aggregate gross floor area of our properties. We use these properties for operations as manufacturing and warehouse facilities.

The operations we conduct on these title defective properties may be adversely affected as a result of the absence of valid legal title. For example, we may be required to seek alternative premises for our business operations, which may lead to disruptions in our business operations.

Proceedings instituted by the SEC against five Chinese-based accounting firms, including an affiliate of our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act.

In late 2012, the SEC commenced administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese affiliates of the “big four” accounting firms (including the Chinese affiliate of our auditor). The Rule 102(e) proceedings initiated by the SEC relate to these firms’ inability to produce documents, including audit work papers, in response to the request of the SEC pursuant to Section 106 of the Sarbanes-Oxley Act of 2002, as the auditors located in China are not in a position lawfully to produce documents directly to the SEC because of restrictions under Chinese law and specific directives issued by the China Securities Regulatory Commission. The issues raised by the proceedings are not specific to our auditor, their affiliate or to us, but affect equally all audit firms based in China and all businesses with significant PRC operations with securities listed in the United States. Our Chinese subsidiaries are audited by the Chinese affiliate of KPMG LLP, as part of such firm’s audit of our company.

In January 2014, the administrative judge reached an initial decision that the “big four”-affiliated accounting firms should be barred from practicing before the Commission for six months. However, it is currently impossible to determine the ultimate outcome of this matter as the accounting firms have filed a petition for review of the initial decision and, pending that review, the effect of the initial decision has been suspended. The SEC Commissioners will review the initial decision, determine whether there has been any violation and, if so, determine the appropriate remedy to be placed on these audit firms. Once such an order is made, the accounting firms would have a further right to appeal to the U.S. Federal courts, and the effect of the order might be further stayed pending the outcome of that appeal.

Depending upon the final outcome of this process, listed companies in the United States with major Chinese operations, including us, may find it difficult or impossible to retain auditors in respect of their operations in China, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor concerns regarding U.S. listed companies with major Chinese operations and the market price of our common shares may be adversely affected.

Risks Related to Taxation

We are subject to income taxes in Switzerland, China, the United States and many other jurisdictions throughout the world.

We are subject to a variety of tax laws throughout the world. While we believe we take reasonable positions on the tax returns filed throughout the world, some of these positions may be challenged during income tax audits in Switzerland, China, the United States and other jurisdictions. Consequently, significant judgment is required in evaluating our tax positions to determine our ultimate tax liability. Management records current tax liabilities based on U.S. GAAP, including the more-likely-than-not recognition and measurement standard and the assumption that all uncertain tax positions will be identified in the relevant examination. Our management believes that the estimates reflected in the consolidated financial statements accurately reflect our tax liabilities under these standards. However, our actual tax liabilities ultimately may differ from those estimates if we were to prevail in matters for which accruals have been established or if taxing authorities were to challenge successfully the tax treatment upon which our management has based its estimates. Income tax expense includes the impact of tax reserve positions and changes to tax reserves that are considered appropriate, as well as any related interest and penalties.

We may become subject to unanticipated tax liabilities.

We may be subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. For example, it is possible that the U.S. Internal Revenue Service (the IRS) could assert that a portion of our income is effectively connected with our conduct of a trade or business in the United States and, if a treaty applies, attributable to a permanent establishment situated in the United States, which income would then be subject to U.S. federal income tax and potentially branch profits tax. If we become subject to a significant amount of unanticipated tax liabilities, our business could be adversely affected.

We will be a controlled foreign corporation, or CFC, for U.S. federal income tax purposes.

We will be treated as a CFC for U.S. federal income tax purposes for the 2014 tax year, and we may be treated as a CFC in subsequent years. Treatment as a CFC will result in adverse U.S. federal income tax consequences for a U.S. Holder who directly or indirectly owns at least 10% of the total combined voting power of our voting stock.

We may be or become a passive foreign investment company, or PFIC, for U.S. federal income tax purposes.

Although we were not a PFIC for the taxable year 2013 and do not anticipate being treated as a PFIC for U.S. federal income tax purposes for the 2014 tax year or the foreseeable future, no assurances can be given in this regard. Because PFIC status is determined on an annual basis, we may or may not be treated as a PFIC in subsequent years due to changes in our assets or business operations. If we are a PFIC for any year, such characterization could result in adverse U.S. federal income tax consequences to investors who are U.S. persons.

We may be required to make certain cash payments to the former shareholders of Technical Consumer Products Inc. (TCP US) pursuant to a Tax Indemnity Agreement between TCP US and such shareholders.

On November 30, 2011, TCP US entered into a Tax Indemnity Agreement with Ellis Yan and the Lillian Yan Irrevocable Stock Trust, the former shareholders of TCP US, pursuant to which it agreed to make cash payments to each of them in the event that they incur additional U.S. federal, state or local income taxes as the result of a tax audit or other administrative or judicial proceeding affecting TCP US with respect to a taxable year in which TCP US was treated as an S corporation for U.S. federal or applicable state or local income tax purposes. The current tax years remaining subject to audit that are covered by this agreement are 2009 (for state tax purposes) and 2010 (for state and federal tax purposes). Such payments would be made within 120 days after a determination relating to such tax audit or other administrative or judicial proceeding, and shall be in such amounts as are necessary for Ellis Yan and the Lillian Yan Irrevocable Stock Trust to receive, on an after-tax basis, an amount equal to any additional federal, state and local income taxes payable by them as a result of such determination, including interest, penalties and additions to tax, less any related estimated reduction in federal, state and local income taxes payable by them for a subsequent taxable year in which TCP US was classified as an S corporation.

There is a risk that we could be treated as a U.S. domestic corporation for U.S. federal income tax purposes, which could result in a significantly greater U.S. federal income tax liability.

Section 7874(b) of the Internal Revenue Code of 1986, as amended (the “Code”), generally provides that a corporation organized outside the United States that acquires, directly or indirectly, pursuant to a plan or series of related transactions, substantially all of the assets of a corporation organized in the United States will be treated as a domestic corporation for U.S. federal income tax purposes if shareholders of the acquired corporation, by reason of owning shares of the acquired corporation, own at least 80% of (either the voting power or the value of) the stock of the acquiring corporation after the acquisition. If Section 7874(b) were to apply to us as a result of the transfer of TCP US to us on December 30, 2010, then, among other things, we, as the acquiring corporation, would be subject to U.S. federal income tax on our worldwide taxable income as if we were a domestic corporation. However, Ellis Yan and the Lillian Yan Irrevocable Stock Trust owned less than 60% of our stock after the transfer of TCP US, and a substantial portion of the stock was acquired for consideration other than their ownership interests in TCP US. We have received an opinion from one of our tax advisers, a nationally recognized accounting firm, that Section 7874(b) of the Code should not apply to treat us as a domestic corporation as a result of the transfer of TCP US to us. There can be no assurance that the Internal Revenue Service would agree with this conclusion, however, and we have not sought a ruling from the Internal Revenue Service on this issue.

Future changes to tax laws could adversely affect us.

The Company is subject to the risk that changes to tax laws or changes to the treaties between Switzerland and other jurisdictions in which we operate, such as the United States-Switzerland tax treaty, may adversely affect the U.S. federal, state, local and/or non-U.S. income tax consequences of the Company’s investments and activities. Changes in existing tax laws, regulations, tax treaties and their interpretation may be enacted, possibly on a retroactive basis, and could alter the U.S. federal, state, local and/or non-

U.S. income tax consequences of the Company, its subsidiaries, their investments and/or activities. For example, recent legislative proposals would expand the scope of U.S. corporate tax residence. In addition, the U.S. Congress, the Organization for Economic Co-operation and Development, and other government agencies in jurisdictions where we do business have had an extended focus on issues related to the taxation of multinational corporations, and there are several current legislative proposals that, if enacted, would substantially change the U.S. federal income tax system as it relates to the taxation of multinational corporations. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On June 25, 2014, our Registration Statement on Form S-1 (File No. 333-196129) was declared effective by the SEC for our initial public offering pursuant to which we sold 7,142,858 common shares at a price to the public of $11.00 per share. In addition, we granted our underwriters an option to purchase up to an additional 1,071,428 of common shares, which option was not executed. The offering commenced on June 26, 2014 and did not terminate before all the securities registered in the Registration Statement were sold. Deutsche Bank Securities and Piper Jaffray acted as joint book-running managers for the offering. Canaccord Genuity and Cowen and Company acted as co-managers. On July 1, 2014, we closed the sale of such securities, resulting in net proceeds to us of approximately $69.8 million after deducting underwriting discounts and commissions of $5.5 million and other offering expenses of approximately $3.3 million. In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus included within the above mentioned registration statement.

Working Capital Restrictions

Refer to Liquidity and Capital Resources included in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of working capital restrictions.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

See Exhibit Index following the signature page for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCP INTERNATIONAL HOLDINGS LTD.

By:	/s/ Brian Catlett
Brian Catlett Chief Financial Officer and Treasurer (Principle Financial Officer and Principal Accounting Officer)

Date: August 8, 2014

EXHIBIT INDEX	DESCRIPTION

3.1	Registrant’s Amended and Restated Articles of Association

3.2	Registrant’s Amended and Restated Organizational Regulations

10.1	Shareholders Agreement among Ellis Yan, Solomon Yan, the Lillian Yan Irrevocable Stock Trust, and TCP International Holdings Ltd., dated March 21, 2012, as amended June 24, 2014

10.2	Registration Rights Agreement among Ellis Yan, Solomon Yan, the Lillian Yan Irrevocable Stock Trust, and TCP International Holdings Ltd., dated March 21, 2012, as amended June 24, 2014

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.