Form 10-Q
period 2014-09-30
TCP International Holdings Ltd.
filed 2014-11-07
CIK 1545391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2014, 27,696,288 shares of common stock were outstanding.

TCP INTERNATIONAL HOLDINGS LTD.
10-Q Table of Contents

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$60,395	$21,903
Restricted cash	6,466	3,404
Accounts receivable, less allowance for doubtful accounts of $1,366 and $1,479 at September 30, 2014 and December 31, 2013, respectively	91,441	59,574
Inventories	137,270	119,477
Prepaids and other current assets	17,829	14,415
Deferred income taxes	11,261	10,551
Total current assets	324,662	229,324
Property, plant and equipment, net of accumulated depreciation of $41,835 and $39,007 at September 30, 2014 and December 31, 2013 respectively	70,689	74,558
Land rights, net	4,129	4,244
Deferred costs	16,990	18,732
Finance receivable from related party	—	1,915
Intangible assets, net of accumulated amortization of $937 and $837 at September 30, 2014 and December 31, 2013, respectively	2,572	2,993
Deferred income taxes, long-term	6,862	7,758
Other long-term assets	1,680	1,741
Total assets	$427,584	$341,265
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current portion of long-term debt	$108,515	$122,840
Accounts payable	127,052	105,742
Accrued expenses and other current liabilities	66,776	62,539
Total current liabilities	302,343	291,121
Long-term debt, net of current portion	5,392	7,553
Income taxes payable, long-term	7,629	7,043
Legal settlements, net of current portion	28,942	30,941
Other long-term liabilities	423	427
Total liabilities	344,729	337,085
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, CHF 1.00 par value; 41,107 shares authorized; 27,696 issued and outstanding at September 30, 2014 and 20,553 issued and outstanding at December 31, 2013	30,064	22,048
Additional paid-in capital	66,138	901
Accumulated other comprehensive income	10,473	13,721
Retained deficit	(23,820)	(32,490)
Total shareholders’ equity	82,855	4,180
Total liabilities and shareholders’ equity	$427,584	$341,265
See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$122,875	$113,022	$336,456	$314,473
Cost of goods sold	96,242	89,519	259,525	243,128
Gross profit	26,633	23,503	76,931	71,345
Selling, general and administrative expenses	19,319	15,761	56,715	46,940
Litigation settlements	(490)	—	(300)	—
Operating income	7,804	7,742	20,516	24,405
Other expense (income):
Interest expense	2,189	1,671	6,815	4,662
Interest income	(73)	(103)	(138)	(367)
Foreign exchange (gains) losses, net	—	(1)	(1,307)	4,636
Income before income taxes	5,688	6,175	15,146	15,474
Income tax expense	1,186	1,883	4,770	5,690
Net income	$4,502	$4,292	$10,376	$9,784
Other comprehensive income:
Foreign currency translation adjustments	(2,764)	10	(3,248)	1,839
Comprehensive income	$1,738	$4,302	$7,128	$11,623
Net income per share-basic and diluted	$0.16	$0.21	$0.46	$0.48
See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,376	$9,784
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,505	6,028
Deferred income tax expense	135	1,456
Share-based compensation expense	2,001	—
Loss on disposal of equipment	130	162
Changes in operating assets and liabilities:
Accounts receivable	(31,949)	(10,534)
Inventories	(18,511)	(47,849)
Prepaid expenses and other assets	(2,108)	(5,175)
Accounts payable	26,470	23,552
Accrued and other liabilities	5,267	(4,175)
Net cash used in operating activities	(1,684)	(26,751)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,630)	(7,298)
(Increase) decrease in restricted cash	(3,106)	1,228
Repayment of related party finance receivables	209	521
Other investing activities, net	67	2
Net cash used in investing activities	(11,460)	(5,547)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	70,498	—
Borrowings under foreign short-term bank loans	101,797	91,051
Repayments of foreign short-term bank loans	(96,859)	(75,367)
(Repayment) borrowings on line of credit agreement, net	(18,748)	6,336
Borrowings of long-term debt	588	—
Repayments of long-term debt	(618)	(185)
Payment of related party finance liability	(124)	(211)
Payment of contingent consideration	—	(831)
Payment of debt issuance costs	(869)	(127)
Increase in related party payable	—	5,490
Net cash provided by financing activities	55,665	26,156
Effect of exchange rate changes on cash and cash equivalents	(4,029)	676
Increase (decrease) in cash and cash equivalents	38,492	(5,466)
Cash and cash equivalents at beginning of period	21,903	38,680
Cash and cash equivalents at end of period	$60,395	$33,214
Supplemental disclosure of non-cash activities:
Purchase of property and equipment included in accounts payable	$4,812	$9,300
Deferred offering costs not yet paid	$292	$—
Forgiveness of related party finance receivable	$1,706	$—
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
Reverse Stock Split
On June 17, 2014, the Board of Directors approved a 1:10 reverse stock split of the Company’s common stock and par value (the Reverse Stock Split). No fractional shares were issued in connection with the Reverse Stock Split. All of the share and per share data presented in the Company’s condensed consolidated financial statements and notes thereto have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.
Initial Public Offering (IPO)
On July 1, 2014, the Company completed an initial public offering pursuant to its Registration Statement on Form S-1, in which it issued 7,143 common shares at a public offering price of $11.00 per share. The aggregate net proceeds raised were $70,206 after deducting underwriter discounts and commissions of $5,500 and other offering expenses of $2,867.

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
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2014 and December 31, 2013, $60,197 and $21,635, respectively, of the Company’s cash and cash equivalents were held outside the United States. In addition, book overdrafts totaling $2,117 and $1,947 at September 30, 2014 and December 31, 2013, respectively, were recorded within accounts payable.

(c)	Fair Value Measurements
As of September 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term borrowings and loans are carried at historical costs, which approximate their fair value due to their relatively short-term maturities. The fair value of the Company’s long-term debt was $5,906 and $8,375 at September 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s long-term debt is based on a discounted cash flow analysis that utilizes Level 2 inputs. These inputs include observable market-based interest rates on debt with similar creditworthiness, terms and maturities.

(d)	Share-based Compensation
Share-based compensation awards are valued at fair value, as determined using the closing price of our shares on the New York Stock Exchange on the grant date. The Company recognizes share-based compensation expenses on a straight-line basis over the requisite service periods of each award, net of estimated forfeitures.

(e)	Earnings Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and potentially dilutive common share equivalents, except in cases where the effect of the common share equivalents would be antidilutive. Potential common share equivalents consist of common shares issuable upon vesting of restricted share units (RSUs) using the treasury stock method. For the three and nine months ended September 30, 2014, 584 and 76 common shares underlying RSUs, respectively, were antidilutive and excluded from diluted average shares outstanding.
The following table presents the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$4,502	$4,292	$10,376	$9,784
Denominator:
Weighted average shares outstanding	27,696	20,553	22,696	20,553
Dilutive effect of RSUs	2	—	1	—
Diluted average shares outstanding	27,698	20,553	22,697	20,553
Net income per share, basic	0.16	0.21	0.46	0.48
Net income per share, diluted	0.16	0.21	0.46	0.48

(f)	Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2014
In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-5, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of this ASU is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The adoption of this pronouncement did not have an impact on the consolidated financial statements of the Company.

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
Accounting Standards Not Yet Adopted
In April 2014, the FASB issued ASU No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted in certain circumstances. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this ASU.
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it evaluated the effect that ASU 2014-9 will have on the consolidated financial statements.
In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events.  This ASU is effective for annual periods ending after December 15, 2016. Early application is permitted. The Company does not believe that it has met the conditions under this ASU that would require additional disclosure within its condensed consolidated financial statements.

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
In 2014, the Company granted 651 time-based restricted share units (RSUs) and 604 performance-based RSUs, which were subject to such conditions and restrictions, including continued employment or service and/or achievement of pre-established performance goals and objectives, and provide for the issuance of one common share of the Company to the holder per RSU. Time-based RSUs awards generally vest according to the following schedule: 1/3 in February 2015, 1/3 in July 2015, and the remainder in July 2016. The grants also included performance-based RSUs, which were scheduled to vest based on the following schedule, subject to performance criteria established at the time of grant: 1/2 in February 2015, 1/4 in April 2015 and the remainder in July 2015. To cover the vesting of its RSUs, the Company will issue new shares from its authorized, unissued share capital.

On September 25, 2014, the Company’s compensation committee effectively converted all performance-based RSUs outstanding to time-based RSUs, and modified the vesting schedule as follows: 1/2 in February 2015, 1/4 in July 2015 and the remainder in July 2016. At the modification date, the Company assessed that 514 performance-based RSUs had performance conditions that were probable of not being achieved (the modified RSUs). The fair value of the modified RSUs was $7.36 per share, which was equal to the closing price per share on the modification date.
For the three and nine months ended September 30, 2014, share-based compensation expense of $1,395 and $2,001, respectively, was recorded through selling, general and administrative expenses. As of September 30, 2014, unrecognized compensation expense was $7,989, which is expected to be recognized over a remaining weighted average period of 11 months.
The following table summarizes additional information concerning our unvested RSU units:

	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	—	$—
Granted	1,255	9.17
Forfeited	(40)	11.00
Unvested at September 30, 2014	1,215	$9.11
No RSUs vested during the nine months ended September 30, 2014.

(4)	Inventories
Inventories consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials	$22,512	$20,005
Work in process	16,233	11,630
Finished goods	98,525	87,842
Total inventories	$137,270	$119,477

(5)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Accrued payroll and related expenses	$26,023	$26,400
Accrued legal settlements	8,435	8,694
Accrued rebates	6,456	5,131
Income taxes payable	4,238	4,456
Accrued product warranties	1,123	976
Other	20,501	16,882
Total accrued expenses and other current liabilities	$66,776	$62,539

(6)	Financing Agreements
Debt consisted of the following:

	September 30, 2014	December 31, 2013
Short-term loans:
Revolving line of credit, LIBOR rate loans	$5,000	$25,000
Revolving line of credit, prime rate loans	3,388	2,136
Short-term bank loans	99,692	95,215
Short-term note payable	223	—
	108,303	122,351
Long-term debt:
Mortgage note payable	5,547	87
Capital leases	57	139
Financing liability	—	7,770
Note payable	—	46
	5,604	8,042
Total debt	113,907	130,393
Less short-term portion	(108,515)	(122,840)
Long-term portion	$5,392	$7,553
Revolving Line of Credit: The remaining borrowing capacity under the revolving line of credit was $28,437 at September 30, 2014. Interest on the London Interbank Offered Rate (LIBOR) rate loans and prime rate loans was 3.4% and 5.5%, respectively, at September 30, 2014. Interest on the LIBOR rate loans and prime rate loans was 3.4% and 5.5%, respectively, at December 31, 2013. Additionally, a commitment fee of 0.4% per annum is due quarterly for any unused capacity under the revolving line of credit.
On September 30, 2014, the Company entered into a Fourth Amendment to its Revolving Credit and Security Agreement. The Amendment, among other things:
•amends the fixed charge ratio to exclude share-based compensation expense;

•	modifies the fixed charge ratio to exclude payments related to the Geo Foundation litigation for the periods ending September 30, 2014 and December 31, 2014;

•	increases permitted annual capital expenditures to $5,000; and

•	permits Technical Consumer Products, Inc. to enter into an intercompany loan agreement with TCP International Holdings Ltd. for global treasury purposes.
As of September 30, 2014, the Company was in compliance with the financial and other covenants in its revolving line of credit.
Short-term Bank Loans: These loans primarily are comprised of short-term notes with various financial institutions in China with maturities ranging from October 2014 to July 2015. The original term for all of the loans was one year or less. Such loans are generally rolled over for an additional 12 months upon maturity. The weighted average interest rate on these loans was 4.8% and 3.6% as of September 30, 2014 and December 31, 2013, respectively.
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
Mortgage Note Payable: The Company had a mortgage note payable in 180 monthly payments of $4, which included interest at a rate of 5.4%, through December 2015. This note was collateralized by a warehouse and was guaranteed by the Company’s CEO. The Company repaid this mortgage in full in June 2014.
In conjunction with the acquisition of the membership interests of TCP Campus, the Company assumed the mortgage note payable on the related land and building. The mortgage requires monthly payments of $42, which includes interest at a rate of 6.0%, and a lump-sum payment of $5,077 upon maturity in May 2017. This note is collateralized by the warehouse facility and is guaranteed by the Company’s CEO. The net book value of the warehouse facility was $8,551 at September 30, 2014. Refer to Note 9 for further disclosure of the TCP Campus transaction.

(7)	Concentrations of Credit Risk
Net sales to The Home Depot and Walmart accounted for 22.3% and 19.0%, respectively, of consolidated net sales for the three months ended September 30, 2014 and 20.5% and 20.0%, respectively, of consolidated net sales for the nine months ended September 30, 2014. Net sales to The Home Depot and Walmart accounted for 37.5% and 14.6%, respectively, of consolidated net sales for the three months ended September 30, 2013 and 31.1% and 10.8%, respectively, of consolidated net sales for the nine months ended September 30, 2013.
Walmart and The Home Depot accounted for 19.9% and 13.3%, respectively, of total accounts receivable as of September 30, 2014 and Walmart accounted for 11.4% of total accounts receivable as of December 31, 2013. The Company does not have any off-balance-sheet credit exposure related to its customers.

(8)	Commitments and Contingencies
Legal Matters
GE Lighting Solutions, LLC
In January 2013, GE Lighting Solutions, LLC filed a lawsuit in the U.S. District Court for the Northern District of Ohio, naming the Technical Consumer Products, Inc., a wholly owned subsidiary of the Company, as a defendant. The litigation alleges that Technical Consumer Products, Inc., by importing, making, selling, offering to sell, and/or using eleven specific LED lamps, is infringing on two GE patents related to LED lamp heat dissipation. To date, GE has not specified a monetary amount for its alleged damages but has indicated that it will seek a reasonable royalty for its two patents. Following decisions by the Court limiting the scope of the case to the sale of accused products after January 1, 2013, the Company has recorded a liability of $900 at September 30, 2014, for the probable resolution of this matter. The Company previously had recorded a liability of $1,200 at December 31, 2013, based on broader damages claims asserted by GE. The Company believes that it is reasonably possible that the settlement of this matter may exceed the recorded liability based on the royalty rates demanded by GE during early, informal settlement discussions that could lead to a claim for royalties up to $4,600. The Company believes that its reasonably possible range of loss has been reduced during the quarter due to recent Court decisions limiting the scope and time-period of GE's claim.
Other Legal Matters
Additionally, in the normal course of business, the Company is subject to various other legal claims, actions, and complaints. The Company recorded a liability for certain asserted claims that the Company believed were probable and estimable of $50 and $155 as of September 30, 2014 and December 31, 2013, respectively.
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
Refund of U.S. Customs Import Tariffs: In October 2012, U.S. Customs and Boarder Protection (U.S. Customs) issued a ruling stipulating the import tariff classification on certain of the Company’s LED lamps, thereby raising the duty rate on such lamps to 6.0% ad valorem. In January 2013, the Company filed a Ruling Reconsideration with U.S. Customs and, in June 2013, began filing monthly Submissions of Protest for import entries retroactively to February 2012. Beginning in April 2014, the Company began receiving refunds relating to the protested entries and in July 2014, the Company received a notification of acceptance of its Ruling Reconsideration that affirmed a lower import tariff on the future import of certain of its LED lamps. Based on the U.S. Customs’ revocation ruling and the favorable ruling on the Company’s protests, the Company believes that it may continue to receive refunds from pending protests with U.S. Customs over the next 15 months related to the overpayment of LED tariffs that could total $3,375 in the aggregate. As the ultimate outcome of the pending protests cannot be determined with precision, no amount for the possible collection of future refunds has been recognized at September 30, 2014. For the three and nine months ended September 30, 2014, the Company has received refunds of $294 and $442, respectively, which have been recorded as a reduction of cost of goods sold within the condensed consolidated statements of comprehensive income.
Other Matters: The Company has recorded a liability for unpaid indirect taxes in China assumed as part of a prior acquisition of one of its subsidiaries that remain outstanding. Based on current tax regulations in China, the Company may be liable for interest on this unpaid tax balance. At September 30, 2014, the Company believes it is reasonably possible, but not probable, that up to $4,097 of interest could be assessed for these unpaid taxes, and therefore no liability for interest has been recorded as of September 30, 2014.

(9)	Variable Interest Entities
Consolidated VIE
The wife of a shareholder owned 100% of the stock of Zhenjiang Fengxin Electronic Equipment Co., Ltd. (ZFX) in China. Through 2011, ZFX assembled inventory for the Company’s Asian operations with all of the revenues and income of this entity derived from transactions with the Company. Prior to ZFX’s dissolution in December 2013, the Company controlled the activities of ZFX and the Company was exposed to losses from ZFX through its intercompany accounts receivable. Therefore, the Company was deemed to be the primary beneficiary. For the three and nine months ended September 30, 2014, ZFX had no impact on net sales or net income following its dissolution.
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
In June 2014, the Company acquired all of the membership interests of TCP Campus in exchange for the warehouse that was owned by the Company in Aurora, Ohio. The net assets of TCP Campus consist of the warehouse and office space formerly leased by the Company and a related mortgage payable to a third-party of $5,547. In contemplation of this transaction, the Company forgave the remaining finance receivable due from TCP Campus of $1,706 in May 2014. These transactions resulted in a financial statement loss of $660, equal to the difference between the cost basis of the membership interests of TCP Campus acquired and the cost basis of the assets sold, the elimination of the associated financing liability, and the amount of the related party finance receivable forgiven. This loss was recorded as a direct reduction of equity since the transaction occurred between entities under common control.

(10)	Segment and Geographic Information
The Company operates as a single reportable segment. The chief operating decision maker reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance. Net sales are attributed to geographic areas based on the location of the customer. Net sales and property, plant and equipment by geographic area and net sales by product line are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales by geographical area:
United States	$96,161	$89,336	$267,314	$249,891
Canada	6,208	3,992	14,389	10,464
Asia	7,029	2,860	22,990	14,997
EMEA	10,511	8,549	22,658	23,026
Latin America	2,966	8,285	9,105	16,095
Total net sales	$122,875	$113,022	$336,456	$314,473

Net sales by product line:
CFL	$59,552	$81,238	$178,425	$216,652
LED	53,369	25,738	135,700	72,255
Linear and fixtures	2,889	4,093	9,802	16,456
Other	7,065	1,953	12,529	9,110
Total net sales	$122,875	$113,022	$336,456	$314,473

	September 30, 2014	December 31, 2013
Property, plant and equipment, net:
United States	$11,460	$12,566
Asia	58,455	60,931
EMEA	762	1,048
Latin America	12	13
Total property, plant and equipment, net	$70,689	$74,558

(11)	Equity
The following table presents changes in shareholders’ equity:

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained deficit	Total equity
	Shares	Amount
Balances at December 31, 2013	20,553	$22,048	$901	$13,721	$(32,490)	$4,180
Net income	—	—	—	—	10,376	10,376
Issuance of common stock in connection with the IPO, net of offering costs	7,143	8,016	62,190	—	—	70,206
Share-based compensation expense	—	—	2,001	—	—	2,001
Forgiveness of finance receivable from related party	—	—	—	—	(1,706)	(1,706)
Acquisition of TCP Campus	—	—	1,046	—	—	1,046
Currency translation adjustment	—	—	—	(3,248)	—	(3,248)
Balances at September 30, 2014	27,696	$30,064	$66,138	$10,473	$(23,820)	$82,855

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
Currently, we sell the majority of our products in the United States and Canada. Our net sales in the United States and Canada are principally made through our retail channel, most notably through The Home Depot and Walmart, as well as through various C&I distributors, including HD Supply, Regency, Rexel, CED and Grainger. In addition, we have significant sales, marketing and distribution infrastructure outside of the United States and Canada, especially in EMEA, Asia and Latin America. Our largest Asian customers include IRIS, a C&I distributor in Japan, and Emart, a retailer in South Korea. In the first half of 2014, we opened new sales offices in Japan and Germany.
Key Metrics and Factors Affecting Our Results of Operations
Our results of operations during the nine months ended September 30, 2014 and 2013 were most affected by the following key factors:
Impact of changing product mix. CFL lamp sales historically have represented the majority of our overall product mix, having comprised 53.0% and 68.9% of net sales for the nine months ended September 30, 2014 and 2013, respectively. The decline in CFL sales as a percentage of our net sales principally is the result of the successful introduction and expansion of our LED products, which grew from 23.0% of our net sales for the nine months ended September 30, 2013 to 40.3% of net sales for nine months ended September 30, 2014. LED products traditionally have had higher gross margins than our CFL products.
Impact of seasonal buying practices. Purchases by our retail customers are driven by their internal buying practices and sales programs that typically reflect a seasonal buying pattern, which may result in fluctuations in our period-to-period net sales. Historically, we have experienced lower sales to the retail channel in the first half of the year. The impact of these seasonal buying patterns, however, may be mitigated by utility and government incentives and programs, for which we have no control over the timing or extent of the programs, as well as the rate of new customer sales growth, the introduction of new product offerings and C&I customer buying practices, which follow no particular seasonal pattern. Therefore, seasonal factors and historical patterns should not be considered a reliable indicator of our future sales activity or performance.
Fluctuations in the Chinese yuan. Our product margins are subject, in part, to fluctuations in the exchange rate of the Chinese yuan, which increases or decreases the cost of our manufacturing operations in China. In addition, due to our vertically integrated operating structure, our Asian subsidiaries can hold various U.S. dollar denominated receivables with third-party customers and other TCP subsidiaries that are subject to fluctuations in the exchange rate for Chinese yuan, resulting in foreign exchange gains or losses.

Adjusted EBITDA and Adjusted EPS
We present the non-GAAP financial measures “Adjusted EBITDA” and "Adjusted EPS" as supplemental measures of our performance. These non-GAAP financial measures are not measures of financial performance or liquidity calculated in accordance with accounting principles generally accepted in the United States, referred to herein as U.S. GAAP, and should be viewed as a supplement to, not a substitute for, our results of operations and balance sheet information presented on the basis of U.S. GAAP.
We define EBITDA as net income before interest expense, income taxes, depreciation and amortization, and Adjusted EBITDA as EBITDA before net foreign exchange (gains) losses, litigation settlements, share-based compensation expense and other nonrecurring items.
We define Adjusted EPS as net income per share, diluted, from continuing operations excluding net foreign exchange (gains) losses, litigation settlements, share-based compensation expense and other nonrecurring items.
Adjusted EBITDA and Adjusted EPS are not necessarily comparable to similarly titled measures reported by other companies. Adjusted EBITDA may exclude certain financial information that some may consider important in evaluating our financial performance. Adjusted EBITDA and Adjusted EPS may not be indicative of historical operating results, and we do not intend for either of them to be predictive of future results of operations. We believe that our use of Adjusted EBITDA and Adjusted EPS as metrics assists our board, management and investors in comparing our operating performance on a consistent basis. Factors in this determination include removing the impact of our capital structure (specifically interest expense, net), asset base (specifically depreciation and amortization) and tax structure, as well as certain items that affect inter-period comparability, such as variability due to unrealized foreign exchange (gains) losses, litigation settlements, non-cash share-based compensation expense and other nonrecurring items, which affect results in a given period or periods.
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable U.S. GAAP measure, for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$4,502	$4,292	$10,376	$9,784
Adjustments:
Interest expense, net	2,116	1,568	6,677	4,295
Income tax expense	1,186	1,883	4,770	5,690
Depreciation and amortization	2,138	2,073	6,505	6,028
EBITDA	9,942	9,816	28,328	25,797
Adjustments:
Foreign exchange (gains) losses, net	—	(1)	(1,307)	4,636
Litigation settlements	(490)	—	(300)	—
Share-based compensation expense	1,395	—	2,001	—
Refund of U.S. Customs import tariffs	(294)	—	(442)	—
Adjusted EBITDA	$10,553	$9,815	$28,280	$30,433

The following table presents a reconciliation of Adjusted net income and Adjusted EPS to net income and net income per share, diluted, which are the most directly comparable U.S. GAAP measures, for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Net Income	Per Share (Diluted)	Net Income	Per Share (Diluted)	Net Income	Per Share (Diluted)	Net Income	Per Share (Diluted)
Net income and net income per share, diluted	$4,502	$0.16	$4,292	$0.21	$10,376	$0.46	$9,784	$0.48
Adjustments, net of tax:
Foreign exchange (gains) losses, net	(280)	(0.01)	(283)	(0.01)	(1,216)	(0.05)	3,324	0.16
Litigation settlements	(310)	(0.01)	—	—	(190)	(0.01)	—	—
Share-based compensation expense	854	0.03	—	—	1,268	0.06	—	—
Refund of U.S. Customs import tariffs	(186)	(0.01)	—	—	(280)	(0.01)	—	—
Adjusted net income and Adjusted EPS	$4,580	$0.16	$4,009	$0.20	$9,958	$0.45	$13,108	$0.64

Results of Operations
Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
Net sales	$122,875	100.0%	$113,022	100.0%
Cost of goods sold	96,242	78.3%	89,519	79.2%
Gross profit	26,633	21.7%	23,503	20.8%
Selling, general and administrative expenses	19,319	15.7%	15,761	13.9%
Litigation settlements	(490)	n/m	—	n/m
Operating income	7,804	6.4%	7,742	6.8%
Other expenses:
Interest expense, net	2,116	1.7%	1,568	1.4%
Foreign exchange gains, net	—	—%	(1)	—%
Income before income taxes	5,688	4.6%	6,175	5.5%
Income tax expense	1,186	1.0%	1,883	1.7%
Net income	$4,502	3.7%	$4,292	3.8%
Other Financial Data:
Adjusted EBITDA	$10,553	8.6%	$9,815	8.7%

Net sales. The following table shows our net sales by region and by product line:

	Three Months Ended September 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
United States and Canada	$102,369	83.3%	$93,328	82.6%
Asia	7,029	5.7%	2,860	2.5%
EMEA	10,511	8.6%	8,549	7.6%
Latin America	2,966	2.4%	8,285	7.3%
Total net sales	$122,875	100.0%	$113,022	100.0%

	Three Months Ended September 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
CFL	$59,552	48.5%	$81,238	71.9%
LED	53,369	43.4%	25,738	22.8%
Linear and fixtures	2,889	2.4%	4,093	3.6%
Other	7,065	5.7%	1,953	1.7%
Total net sales	$122,875	100.0%	$113,022	100.0%
Net sales of $122.9 million for the three months ended September 30, 2014 increased by $9.9 million, or 8.7%, compared with the three months ended September 30, 2013. Net sales in our C&I channel of $55.1 million increased $20.1 million, or 57.1% and net sales in our retail channel of $66.3 million decreased $5.6 million, or 7.8%, compared with the three months ended September 30, 2013.
Sales of our LED product line increased $27.6 million, or 107.4%. The increase primarily is attributable to our continued business focus on growing the LED product line that resulted in an increase in LED sales of $13.9 million with C&I distributors, $6.2 million with Walmart and $2.0 million of new e-commerce business in the United States and Canada, as well as growth with retail customers in Asia and EMEA.
Sales of our CFL product line decreased by $21.7 million, or 26.7%. The decrease mainly is due to lower sales of $23.3 million in the United States, Canada and Latin America, primarily attributable to a decline in volume with The Home Depot due to their initiative to lower inventory in their distribution centers, partially offset by an increase in sales of $2.1 million in Asia, largely from sales under the Chinese government subsidy program due to the timing of the programs among quarters.
Sales of our linear, fixtures and other product lines increased by $3.9 million, or 64.6%. The increase primarily is attributable to sales of ConnectedTM products of $2.6 million with The Home Depot and an increase in halogen sales of $1.8 million with Walmart in the United States and Canada.
Gross profit. Gross profit increased by $3.1 million, or 13.3%, primarily due to our growth in sales, and our gross profit percentage increased to 21.7% from 20.8%, primarily due to favorable product mix from higher LED sales and favorable channel mix due to higher C&I sales.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.6 million, or 22.6%, primarily due to a $1.6 million increase in payroll and benefits, $1.4 million of share-based compensation expenses associated with restricted share units granted in June and September 2014 and a $0.9 million increase in marketing costs. The increase in payroll and benefits expenses largely was due to our continued efforts to expand our sales force principally to serve customers within the C&I channel, and to enhance our engineering and marketing functions. The increase in marketing costs largely is due to our initiatives to grow brand awareness through media advertisements, in-store displays and trade shows.
Litigation settlements. Litigation settlements is comprised of estimated settlement costs and adjustments to accrual estimates to resolve ongoing litigation. Refer to Note 8 to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Other expenses. Other expense decreased by $0.5 million due to higher interest expense of $0.5 million. The increase in interest expense resulted from an increase in debt to fund working capital and interest on legal settlement obligations.
Effective income tax rate. Our effective income tax rate decreased to 20.9% in the three months ended September 30, 2014 from 30.5% in the same period last year. Our effective income tax rate of 20.9% was lower than the U.S. federal income tax rate primarily due the favorable impact resulting from earnings in lower tax rate jurisdictions, partially offset by interest on uncertain tax positions. Our effective income tax rate of 30.5% for the three months ended September 30, 2013 differs from U.S. federal income tax rate due to the favorable impact resulting from earnings in lower tax rate jurisdictions, partially offset by non-deductible expenses in China related to certain employment costs and interest on uncertain tax positions.
Comparison of the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
Net sales	$336,456	100.0%	$314,473	100.0%
Cost of goods sold	259,525	77.1%	243,128	77.3%
Gross profit	76,931	22.9%	71,345	22.7%
Selling, general and administrative expenses	56,715	16.9%	46,940	14.9%
Litigation settlements	(300)	n/m	—	n/m
Operating income	20,516	6.1%	24,405	7.8%
Other expenses:
Interest expense, net	6,677	2.0%	4,295	1.4%
Foreign exchange (gains) losses, net	(1,307)	(0.4)%	4,636	1.5%
Income before income taxes	15,146	4.5%	15,474	4.9%
Income tax expense	4,770	1.4%	5,690	1.8%
Net income	$10,376	3.1%	$9,784	3.1%
Other Financial Data:
Adjusted EBITDA	$28,280	8.4%	$30,433	9.7%
Net sales. The following table shows our net sales by region and by product line:

	Nine Months Ended September 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
United States and Canada	$281,703	83.8%	$260,355	82.8%
Asia	22,990	6.8%	14,997	4.8%
EMEA	22,658	6.7%	23,026	7.3%
Latin America	9,105	2.7%	16,095	5.1%
Total net sales	$336,456	100.0%	$314,473	100.0%

	Nine Months Ended September 30,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
CFL	$178,425	53.0%	$216,652	68.9%
LED	135,700	40.3%	72,255	23.0%
Linear and fixtures	9,802	2.9%	16,456	5.2%
Other	12,529	3.8%	9,110	2.9%
Total net sales	$336,456	100.0%	$314,473	100.0%
Net sales of $336.5 million for the nine months ended September 30, 2014 increased by $22.0 million, or 7.0%, compared with the nine months ended September 30, 2013. Net sales in our retail channel of $176.7 million increased $5.3 million, or 3.1%, and net sales in our C&I channel of $153.9 million increased $33.4 million, or 27.7%, compared with the nine months ended September 30, 2013.
Sales of our LED product line increased $63.4 million, or 87.8%. The increase is primarily attributable to our continued business focus on growing the LED product line that resulted in an increase in LED sales of $33.5 million with C&I distributors, $14.1 million with Walmart and $3.4 million of new e-commerce business in the United States and Canada, as well as growth with retail customers in Asia and EMEA.
Sales of our CFL product line decreased by $38.2 million, or 17.6%. The decrease mainly is attributable to a decline in sales in the United States and Canada of $35.9 million with The Home Depot, $9.1 million with OEMs and $0.9 million with C&I distributors, largely attributable to lower volume, partially offset by higher sales of $15.4 million with Walmart. Sales in Latin America decreased $6.8 million, largely due to lower volume with The Home Depot.
Sales of our linear, fixtures and other product lines decreased by $3.2 million, or 12.7%. The decrease primarily is attributable to lower linear fluorescent sales of $6.7 million due to our transition to LED fixtures, along with decrease of $3.0 million of halogen sales attributable to a one-time order with a retailer in EMEA that did not repeat in 2014. These decreases partially were offset by new sales of ConnectedTM products of $4.6 million with The Home Depot, along with a $3.8 million increase in halogen sales with Walmart in the United States and Canada.
Gross profit. Gross profit increased by $5.6 million, or 7.8%, primarily due to the growth in net sales. Gross profit percentage was comparable with the same period in 2013, as the benefit of favorable product mix from higher LED sales, favorable channel mix from higher C&I sales and the decrease in provision for excess and obsolete inventory were offset by a stronger Chinese yuan compared with the same period in 2013 and the absence of favorable gross profit margins from a one-time order in 2013 with a retailer in EMEA. The strengthening Chinese yuan, which appreciated 1.1% against the U.S. dollar compared with the nine months ended September 30, 2013, has reduced gross profit margins as sales are denominated primarily in U.S. dollars, and manufacturing costs in Asia are paid in the Chinese yuan.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $9.8 million, or 20.8%, primarily due to a $4.3 million increase in payroll and benefits, a $2.4 million increase in marketing costs, $2.0 million of share-based compensation expense and $0.8 million of severance expense associated with the termination of three members of management. The increase in payroll and benefits expenses largely was due to our continued efforts to expand our sales force principally to serve customers within the C&I channel and to enhance our engineering and marketing functions. The increase in marketing costs largely is due to our initiatives to grow brand awareness through media advertisements, in-store displays and trade shows.
Litigation settlements. Litigation settlements is comprised of estimated settlement costs and adjustments to accrual estimates to resolve ongoing litigation.
Other expenses. Other expense decreased by $3.6 million due to foreign exchange gains of $1.3 million compared with foreign currency losses of $4.6 million during the same period in 2013, partially offset by higher interest expense of $2.2 million. The foreign exchange gains were primarily attributable to the weakening Chinese yuan since December 31, 2013, which resulted in an appreciation of our U.S. dollar-denominated receivables in Asia from third-party customers and other TCP subsidiaries. The increase in interest expense resulted from an increase in debt to fund working capital and interest on legal settlement obligations.

Effective income tax rate. Our effective income tax rate decreased to 31.5% for the nine months ended September 30, 2014 from 36.8% in the same period last year. Our effective income tax rate of 31.5% was lower than the U.S. federal income tax rate primarily due to the favorable impact of earnings in lower tax rate jurisdictions, partially offset by non-deductible expenses in China related to certain employment costs and interest on uncertain tax positions. Our effective income tax rate of 36.8% for the nine months ended September 30, 2013 differs from U.S. federal income tax rate due to non-deductible expenses in Europe and China and interest on uncertain tax positions.
Liquidity and Capital Resources
On July 1, 2014, we completed an initial public offering pursuant to our Registration Statement on Form S-1, in which we issued 7,142,858 common shares at a public offering price of $11.00 per share. The aggregate net proceeds raised were $70.2 million after deducting underwriter discounts and commissions of $5.5 million and of other offering expenses of $2.9 million. We intend to use the net proceeds from this offering to acquire and develop advanced, automated manufacturing equipment to expand our LED manufacturing capacity, for the repayment of indebtedness outstanding and for general corporate purposes.
As of September 30, 2014, we had $60.4 million in cash and cash equivalents, excluding restricted cash, compared with $21.9 million at December 31, 2013. At September 30, 2014, $60.2 million of our cash and cash equivalents, excluding restricted cash, was held outside of the United States.
On September 30, 2014, we entered into a Fourth Amendment to our revolving line of credit maturing on July 25, 2018 to accommodate changing business requirements. For further discussion of the Fourth Amendment, refer to Note 6 to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2014, our revolving line of credit decreased $18.7 million primarily due to a payment of $20.0 million through the use of the IPO proceeds, partially offset by borrowings to fund working capital requirements.
Our short-term bank loans with a maturity of one year or less increased $4.5 million, primarily to finance our working capital requirements due to the expansion of our LED product offerings. For the nine months ended September 30, 2014, our average short-term bank loan balance was $103.8 million, with the highest month-end balance of $106.3 million as of April 30, 2014. We had $17.8 million of bankers’ acceptances outstanding with our suppliers and maintain restricted cash balances of $6.5 million as collateral for these bankers’ acceptances at September 30, 2014.
At December 31, 2013, we had a non-interest bearing loan of $1.9 million due from TCP Campus Drive LLC (TCP Campus), an unconsolidated variable interest entity that was wholly owned by our CEO and his family. TCP Campus was formed in 2005 to purchase, construct and own the warehouse and office space in Aurora, Ohio that is currently utilized by and recorded as a capital asset of TCP. TCP entered into a lease with TCP Campus on June 16, 2006, which was amended on April 12, 2007. We entered into an agreement with an entity owned by our CEO and his wife in June 2014 whereby we acquired all of the membership interests of TCP Campus and eliminated the associated financing liability. In exchange, we transferred the warehouse that we owned in Aurora, Ohio to the entity owned by our CEO and his wife. The net assets of TCP Campus consist of the warehouse and office space formerly leased by us and a related mortgage of approximately $5.6 million. In contemplation of this transaction, we forgave the loan outstanding of $1.7 million from TCP Campus in May 2014. The impact of this exchange and loan forgiveness was recorded to equity since the transaction occurred between entities under common control. The annual mortgage payments on the assumed facility are $0.5 million through May 2017, with interest at 5.97%, and a lump sum payment of $5.1 million due in May 2017.
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

Cash Flows
Following is a summary of our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(1,684)	$(26,751)
Net cash used in investing activities	(11,460)	(5,547)
Net cash provided by financing activities	55,665	26,156
Effect of exchange rate changes on cash and cash equivalents	(4,029)	676
Increase (decrease) in cash and cash equivalents	$38,492	$(5,466)
Net Cash Used in Operating Activities
Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2014 compared with $26.8 million for the nine months ended September 30, 2013. The use of cash in the nine months ended September 30, 2014 was due to an increase in accounts receivable of $31.9 million largely attributable to timing of sales and an increase in inventory of $18.5 million primarily attributable to the expansion of our LED product line. These uses of cash were partially offset by an increase of $26.5 million in accounts payable to finance the increase in inventory and operating expenses, and an increase in accrued and other liabilities of $5.3 million mainly attributable to the timing of receipts and remittance of utility incentive program payments to certain of our retail customers. During the nine months ended September 30, 2013, inventories increased $47.8 million due to the expansion of our LED product offerings that was financed in part by a $23.6 million increase in accounts payable, accounts receivable increased $10.5 million largely due to sales growth, accrued and other liabilities decreased $4.2 million largely due to payment of customer rebates, employee bonuses and income taxes, and prepaid expenses and other assets increased $5.2 million mainly due to the timing of VAT recoveries in Asia and EMEA.
Net Cash Used in Investing Activities
Net cash used in investing activities was $11.5 million for the nine months ended September 30, 2014 compared with $5.5 million for the nine months ended September 30, 2013, an increase of $6.0 million. The incremental cash used in investing activities in the nine months ended September 30, 2014 was primarily due to an increase in our restricted cash balances of $3.1 million related to our increased use of bankers’ acceptances to pay our suppliers.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2014 principally was due to proceeds from the IPO of $70.5 million. The decrease in bank borrowings of $13.8 million was due to a payment of $20.0 million on our revolving line of credit using the IPO proceeds, partially offset by borrowings to fund our working capital, namely the increase in accounts receivable and inventory. Net cash provided by financing activities for the nine months ended September 30, 2013 principally was due to net bank borrowings of $22.0 million to finance our increase in working capital largely related to the growth in inventory to support the expansion of our LED offerings.
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
Capital Expenditures
As of September 30, 2014, we had committed to spend $2.4 million on infrastructure improvements to our facilities, which is expected to be incurred in the fourth quarter of 2014. We intend to fund these commitments through our existing credit facilities.
Contractual Obligations
Refer to Liquidity and Capital Resources included in Part I, Item 2 included herein which describes the decrease in the revolving line of credit and the increase in short-term bank loans, as well as the elimination of the TCP Campus financing liability and the assumed mortgage in conjunction with our acquisition all of the membership interests of TCP Campus.

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
There have been no material changes to the Company’s critical accounting policies and estimates and recently issued accounting pronouncements as compared to the critical accounting policies and estimates and recently issues accounting pronouncements described in the Prospectus, other than the policy described herewith above.
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
Currency risk. Our reporting currency is the U.S. dollar. We have operations in the Canada, Asia, EMEA and Latin America. As a result of our investments in entities that have functional currencies other than the U.S. dollar, we face exchange translation risk and our results can be affected by currency movements. Substantially all of our products are manufactured in China. Since our current sales mix is weighted heavily toward our market in the United States and Canada, our operating results may become subject to significant fluctuations based upon changes in currency exchange rates of the U.S. dollar principally against the Chinese yuan and to a lesser extent the U.S. dollar against the Canadian dollar and Euro. Accordingly, currency exchange rate fluctuations may adversely affect our financial results in the future. For example, a hypothetical 10% increase or decrease of the Chinese yuan against the U.S. dollar during the year ended December 31, 2013 would have impacted our operating income negatively or positively, respectively, by $2.2 million. We currently do not engage in any currency hedging activities.
Interest rate risk. We are exposed to interest rate risk related to our variable-rate debt. As of September 30, 2014, the annual interest rate of our LIBOR rate loans and the prime rate loans were 3.4% and 5.5%, respectively. Potential movement of the LIBOR rate and the prime rate by +/- 1% would increase or decrease interest expense and cash paid for interest on an annualized basis by $0.1 million based on the balance outstanding under our revolving credit agreement at September 30, 2014.
We are also exposed to interest rate risk related to our fixed-rate bank debt in Asia due to their short-term maturity and our intention to refinance these borrowings. As of September 30, 2014, we had $99.7 million of outstanding short-term bank loans primarily with various Chinese banks. The weighted average interest rate on these loans as of September 30, 2014, was 4.8%. Potential movement of the weighted average interest rate of +/-1%, on a theoretical refinancing of these loans, would increase or decrease interest expense and cash paid for interest on an annualized basis by $1.0 million based on the balance outstanding at September 30, 2014.
Concentration risk. We are exposed to concentration risk due to our concentration of business activity with The Home Depot and Walmart, which were our only customers that individually exceeded 10% of net sales in either the three or nine months ended September 30, 2014 and 2013. Net sales to The Home Depot and Walmart accounted for 22.3% and 19.0%, respectively, of consolidated net sales for the three months ended September 30, 2014 and 20.5% and 20.0%, respectively, of consolidated net sales for the nine months ended September 30, 2014. Net sales to The Home Depot and Walmart accounted for 37.5% and 14.6%, respectively, of consolidated net sales for the three months ended September 30, 2013 and 31.1% and 10.8%,, respectively, of consolidated net sales for the nine months ended September 30, 2013.
Commodity risk. The manufacturing of our products relies heavily on the availability and price of certain commodity materials including petroleum based plastics, copper, and rare earth metals, principally phosphors. As of September 30, 2014 the cost of phosphors of was approximately ¥259/kg ($42/kg) compared with ¥408/kg ($67/kg) as of December 31, 2013. We purchase some of our raw materials from several small suppliers who have demonstrated consistent quality of materials and reliability of delivery as to the quantities required and delivery times. We purchase our materials at spot prices in the open market and we do not negotiate long-term supply contracts. We currently do not engage in hedging transactions for the purchase of raw materials.
Item 4. Controls and Procedures.

(a)	Disclosure controls and procedures.
As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2014 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2014 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of commitments and contingencies.
Item 1A. Risk Factors.
There have been no material changes in the risk factors previously disclosed in our quarterly report on Form 10-Q for the period ending June 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
On June 25, 2014, our Registration Statement on Form S-1 (File No. 333-196129) was declared effective by the SEC for our initial public offering pursuant to which we sold 7,142,858 common shares at a price to the public of $11.00 per share. On July 1, 2014, we closed the sale of such securities, resulting in net proceeds to us of approximately $70.2 million after deducting underwriting discounts and commissions of $5.5 million and other offering expenses of approximately $2.9 million. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus included within the above mentioned registration statement.
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

TCP INTERNATIONAL HOLDINGS LTD.
By:	/s/ Brian Catlett
Brian Catlett Chief Financial Officer and Treasurer (Principle Financial Officer and Principal Accounting Officer)
Date: November 7, 2014

EXHIBIT INDEX	DESCRIPTION

10.1**
Amendment No. 4, dated September 30, 2014, to Revolving Credit and Security Agreement, dated December 11, 2009, as amended, among PNC Bank, National Association, Technical Consumer Products, Inc., Technical Consumer Products Canada, Inc. and Bowman Lamps, LLC

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

**    Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, dated September 30, 2014.