Form 10-K
period 2014-12-31
TCP International Holdings Ltd.
filed 2015-04-15
CIK 1545391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Commission File Number 1-36521
TCP INTERNATIONAL HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Switzerland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Alte Steinhauserstrasse 1
6330 Cham, Switzerland
(Address of principal executive offices)
(330) 995-6111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange registered
Common Shares, par value CHF 1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐ Non-accelerated filer  ☒     Smaller reporting company  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of June 30, 2014, there were 20,553,430 common shares of the Registrant outstanding (as the Registrant’s initial public offering did not close until July 1, 2014 when it issued an additional 7,142,858 common shares), all of which were held by affiliates of the Registrant.
As of April 3, 2015, 28,046,304 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents	Part of Form 10-K
Portions of TCP International Holdings Ltd.'s Proxy Statement for 2015 Annual Meeting of Common Stockholders.	Part III

TCP INTERNATIONAL HOLDINGS LTD.
10-K Table of Contents

PART I
(Currencies in millions, except per share amounts)
Item 1. Business.
References to “TCP,” the “company,” “we,” “us” or “our” refer to TCP International Holdings Ltd. and its subsidiaries, except where the context makes clear that the reference is to TCP International Holdings Ltd. itself and not to its subsidiaries.
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
We operate product development facilities in Aurora, Ohio and Shanghai, China focused on introducing new technologies, increasing functionality, enhancing quality, improving manufacturing processes and reducing costs that enable us to provide a wide range of advanced lighting products tailored to our customers’ needs. We have received numerous awards for our products, including being named an ENERGY STAR® Partner of the Year in 2014 and 2013. We also were named a Supplier of the Year for hardware goods at Walmart in 2014 and 2013 and received the Envisioneering Innovation and Design Award at the Consumer Electronics Show in 2014 for our Connected by TCP™ internet-based lighting control solution. For our LED lamps, we develop our own design specifications and source components from world-class suppliers, such as Nichia, NXP Semiconductors, and Seoul Semiconductor, which enables us to remain technologically agnostic with the flexibility to adopt advancements in LED technology and leverage the LED chip manufacturers’ R&D. Unlike many of our competitors, we utilize a vertically integrated, efficient and automated process to manufacture our CFL products at two facilities in China. This allows us to maintain control over product quality, react quickly to our customers’ specifications, achieve faster product introductions and maximize our margins.
Currently, we sell the majority of our products in the United States and Canada. Our net sales in the United States and Canada are principally made through our retail channel, most notably through The Home Depot and Walmart, as well as through various C&I distributors, including HD Supply, Regency, Rexel, CED and Grainger. In addition, we have significant sales, marketing and distribution infrastructure outside of the United States and Canada, especially in EMEA, Asia and Latin America. Our largest Asian customers include IRIS, a C&I distributor in Japan, and Emart, a retailer in South Korea. In the first half of 2014, we opened our newest sales offices in Japan.
On July 1, 2014, we completed an initial public offering pursuant to our Registration Statement on Form S-1, in which we issued 7,142,858 common shares at a public offering price of $11.00 per share. The aggregate net proceeds raised were $70.2 million after deducting underwriter discounts and commissions of $5.5 million and other offering expenses of $2.9 million. We have used or intend to use the net proceeds from our initial public offering for the repayment of indebtedness outstanding, to acquire and develop automated manufacturing equipment to expand out LED manufacturing capacity, and for general corporate purposes.
We make available free of charge on our website, investors.tcpi.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, any amendments to those reports, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish the material with the Securities and Exchange Commission (SEC). The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this annual report on Form 10-K is not incorporated by reference into this annual report unless expressly noted.
Industry Background
We compete in the global general lighting market, which consists of lamps and fixtures used for general illumination purposes in residential and C&I applications. The global lighting market is undergoing significant transition driven by the rapid adoption of energy efficient lighting products as a result of improved light quality and performance, lower total cost of ownership, greater focus on energy efficiency, increased regulatory requirements banning inefficient lamps, as well as macroeconomic trends, such as population growth and increasing urbanization. These changes have driven and are expected to accelerate the adoption of energy efficient, or non-incandescent, lighting technologies, primarily LEDs. According to McKinsey & Company, the global LED market was $8.9 billion in 2011 and is forecasted to grow to $81.2 billion by 2020, representing a 27.9% CAGR. In the interim, we expect other energy efficient lighting technologies, such as CFLs, to aid in the transition from inefficient lighting technologies prior to the widespread adoption of LEDs. In addition, we expect that the increasing integration of control systems will also drive adoption of intelligent lighting systems that utilize advanced products, including LED and CFL lamps and fixtures, and provide for capabilities including remote monitoring and control, advanced sensing and device-level communication.
End Markets
Lighting solutions are primarily sold into the retail and C&I channels. The retail channel mainly is comprised of the sale of lighting products to the residential market through larger retailers, specialty hardware stores and e-commerce websites. The retail channel typically focuses on upfront costs, aesthetics, familiarity and availability. As a result, incandescent lamps have been the dominant technology utilized in the retail channel. As energy efficient lighting products have continued to improve in terms of quality, efficiency, functionality and cost, incandescent products are being replaced by energy efficient products.
The C&I channel mostly is comprised of specialty lighting, electrical, utility and catalog distributors and agents. C&I end users consider the total life cycle cost of lighting products, which includes the electricity used, replacement lamps needed over the life, labor required to maintain the lamp and fixture, as well as other application specific costs. Energy efficient products provide significant savings to C&I end users through longer useful lives, requiring less maintenance, replacements and energy usage that can quickly offset higher initial costs. As a result of these savings, the C&I channel is generally more inclined to invest in these energy efficient lighting solutions. Although LED light lamps and fixtures currently account for a small share of the C&I channel, demand for LED products is expected to grow rapidly, as LED lamps offer the lowest operating cost of all lighting technologies due to their long life and high efficiency.
Products and Technology
We offer a broad, technologically advanced energy efficient product line to the lighting market. Our primary products include LED and CFL lamps and fixtures. We also offer complementary solutions that utilize other energy efficient lighting technologies to meet our customers’ specific needs. We believe that we differentiate ourselves from our competitors by providing high-quality, feature-rich products to meet customer demands.

	Year Ended December 31,
	2014		2013		2012
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales	Amount	As a % of Sales
CFL	$268,881	55.0%	$289,315	67.5%	$260,731	72.6%
LED	190,632	38.9%	107,130	25.0%	56,570	15.7%
Linear and fixtures	12,289	2.5%	20,678	4.8%	31,818	8.9%
Other	17,715	3.6%	11,802	2.7%	10,236	2.8%
Total net sales	$489,517	100.0%	$428,925	100.0%	$359,355	100.0%

LED Lamps and Fixtures
We offer a comprehensive line of high quality and efficient LED products that address the majority of lighting applications. LEDs produce light by passing electrical current through a semiconductor that generates visible light. LED lighting products offer numerous benefits over other lighting technologies such as greater energy efficiency, longer lifetime, improved durability, greater environmental benefits, digital controllability, smaller size and lower heat output. LED lamps typically last 25,000 to 50,000 hours and are up to twice as efficient as fluorescent lamps and up to six times as efficient as incandescent lamps. As a result, LEDs offer very low operating costs since they use less electricity and have the longest lifetime of any available lighting technology.
We design and build our own LED lamps and fixtures. We manage the full system integration of the key components; LED chips, drivers, heat sinks and optics. Energy efficient products require that each of these components be optimized to produce a high performance lamp.

•
LED Chips - We have cultivated strategic partnerships to provide insight into new chip development that drive innovative and quality designs, as well as rapid product introductions. We can choose among the leading LED suppliers or technologies, which enables us to remain technology agnostic.

•
Drivers - We design drivers, in strategic partnership with major integrated circuit companies, that provide excellent dimming, efficiency and power factors that contribute to our technology leadership.

•
Heat Sinks - Our heat sinks absorb heat emitted from the LED chips and drivers, maximize air flow to improve the efficiency and life of our LED products, and provide an aesthetically pleasing lamp or fixture that mimics the form of traditional products in appearance.

•	Optics - Our custom-designed optics optimize the lumens and light characterization from our lamps and fixtures to meet the customer’s product performance specifications.
Compact Fluorescent Lamps
We provide a wide range of high quality CFL products to our customers, with more than 2,500 SKUs in the market. CFLs have historically represented the largest portion of our business. CFL lamps produce light by passing an electric arc between two tungsten cathodes in a phosphor coated tube that is filled with low-pressure mercury vapor and other gases. CFL lamps require an electronic ballast, which is integrated into the screw-in base, to provide the required voltage at start-up and control the flow of current to maintain optimum light output. Compared to incandescent lamps, CFLs use less energy to produce the same light output, last longer and generate less heat. CFLs are 75% more efficient than incandescent lamps and typically last between 10,000 and 20,000 hours. These factors allow CFLs to offer lower operating costs than incandescent lamps, as CFLs use less electricity and need to be replaced much less frequently. Our CFLs range from 5 to 68 watts (or approximately 15 to 300 watt equivalent for incandescents) and are designed to meet the requirements of the majority of lighting applications. We have a leading number of ENERGY STAR® compliant CFL lamps.
We believe our CFL technology is a differentiating factor in the market and the features of our products allow us to maintain a competitive position.
Connected by TCPTM
We launched our Connected by TCPTM product offering in the fall of 2013 in cooperation with GreenWave Reality®, a leader in connected lifestyle products. Connected by TCP™ is an internet-based lighting system that controls compatible lights and allows users to automate lighting functions from anywhere in the world using a smart device. We believe that consumers will value the convenience and simplicity of controlling light wherever they are, and the ability to dim one or multiple lamps to create the desired lighting effect. We offer a wide range of compatible LED lamps to allow consumers to customize the system to their specific lighting needs. In addition, the Connected by TCPTM platform serves as a launching point for home and office automation applications, such as motion sensors, security systems and thermostats.
Other Products
We also sell linear florescent lighting (LFL) and halogen lighting systems that complement our LED and CFL product offering and fill our product portfolio. These complementary product offerings enable us to provide complete lighting solutions in substantially all the major retail and C&I applications to our customers.

Customers, Sales and Marketing
We have a strong global customer base in the United States and Canada, Asia, EMEA and Latin America, with our products primarily sold through the retail and C&I channels. Our key customers in the retail channel include The Home Depot, to which we are one of the largest energy efficient lamp suppliers in the United States, Walmart, from whom we received a Supplier Award of Excellence in 2014 and 2013, and Carrefour. Net sales to The Home Depot accounted for 24.6%, 31.4% and 28.8%, respectively, of consolidated net sales in 2014, 2013 and 2012. Net sales to Walmart accounted for 19.5%, 13.0% and 10.3%, respectively, of consolidated net sales in 2014, 2013 and 2012. Our key customers in the C&I channel include HD Supply, Regency, Rexel, CED and Grainger. In recent years, we established a sales force to better serve our C&I customers and end users and to address distinct market opportunities. We are also increasing our product sales through e-commerce retailers, including Amazon.com and HomeDepot.com.
Our strategy utilizes both branded and private label programs to maximize our sales opportunities within both of our sales channels. To increase TCP brand awareness, we have and continue to use a targeted media campaign to leverage directed internet advertising and social media, as well as strategically placed in-store interactive video and displays. We believe that these efforts, in combination with our growing relationships with national retailers, will allow us to increase the visibility of our TCP-branded products.
The following table provides a breakdown of our net sales by region for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales	Amount	As a % of Sales
United States and Canada	$416,764	85.1%	$353,292	82.4%	$317,531	88.4%
Asia	29,248	6.0%	21,845	5.1%	22,392	6.2%
EMEA	32,338	6.6%	32,856	7.7%	8,653	2.4%
Latin America	11,167	2.3%	20,932	4.8%	10,779	3.0%
Total net sales	$489,517	100.0%	$428,925	100.0%	$359,355	100.0%

•
United States and Canada: The United States and Canada have historically comprised our largest market by sales volume. We have dedicated sales and marketing teams in both the retail and C&I channels, as we believe these channels represent two very different customer groups and require different strategies to be successful. The following is a summary of our retail and C&I businesses:

◦
Retail: The retail lighting channel in the United States and Canada is large and diverse, with products sold through a variety of retail outlets, including home centers, mass merchants, club, grocery, drug and hardware stores. We sell our products primarily under private label, whereby we manufacture and sell our products to retailers, who in turn resell them under their own brand name to end users. For example, we have established sales relationships whereby we are the primary supplier of private label CFL products with The Home Depot, and LED and CFL products with Walmart.

In order to continue growing our sales in the retail market, we are focused on expanding our market share at existing accounts by expanding our portfolio of lighting products, including LED lamps. We are also focused on targeting various utility incentive programs that offer discounts on energy efficient lamps. We have partnered with utility companies, including the New York State Energy Research and Development Authority and Pacific Gas & Electric Company in the United States, to develop incentive programs to encourage end-users to adopt energy efficient lighting technology, with the utility incentive programs typically subsidizing the purchase of our energy efficient lighting products.

◦
C&I: The C&I lighting channel in the United States and Canada is dominated by electrical distributors, catalog houses and specialty lighting distributors. We sell our products through thousands of C&I distribution outlets, and have established a reputation for high quality products with leading distributors. As the C&I channel is highly fragmented, no C&I customer represents more than 10% of our total net sales.

We believe our flexible manufacturing model is a key differentiator for us in the C&I market by allowing us to manufacture products in a timely fashion, tailored to our customers’ specifications. We also believe our broad product portfolio, with thousands of SKUs, provides us with the ability to meet the needs of our diverse C&I customer base. We are using our breadth of products, with a particular focus on LED lamps and fixtures, to expand our relationships with our key customers. The C&I sales channel is typically project-focused, with customers purchasing smaller volumes of specialized and differentiated lighting products for specific installations and retrofits. Due to the difference in buying volumes, product differentiation and specialization between the retail and C&I channels, we generally obtain higher gross margins for products in our C&I sales channel.

•
Asia: We have sold our products in Asia since 2004 and are expanding our sales and distribution network within Japan, China and South Korea. IRIS in Japan is one of our most significant customers in the region. In 2014, we opened a sales office in Japan intended to better serve our existing customers and to expand our presence in this market.

•
EMEA: We acquired a strategic affiliate in June 2012 to expand our operation and target the retail channel. We have established sales relationships with Carrefour and ASDA, a European subsidiary of Walmart, two of the largest retailers in Europe. We have established sales offices in the United Kingdom, France and Germany, from which we believe we can target the EMEA market.

•
Latin America: We have sold our products in Latin America since early 2011 and are targeting the retail market. We have identified and engaged top retailers in Mexico and Brazil and are focused on selling our CFL products. For example, we have already begun selling our CFL products to The Home Depot in Mexico and we recently have started business with Sodimac, a significant retailer in Latin America. We are also building a network of third-party sales representatives to further expand into countries that offer complementary market structures.

Product Development
We believe that our continued success in the lighting industry depends on our ability to continually improve our products and develop new products to meet our customers’ requirements. This focus on product development has been a significant contributor to our ability to provide a wide range of advanced products to our customers with rapid speed to market. Our engineering team is focused on introducing new technologies, increasing functionality, enhancing quality, improving manufacturing processes and reducing costs that enable us to provide a wide range of advanced lighting products tailored to our customers’ needs. We operate product development facilities in Aurora, Ohio and Shanghai, China. Two of the labs within our product development facilities are accredited by the National Voluntary Laboratory Accreditation Program and the EPA.
In addition to internal product development and R&D, our team also works closely with our suppliers toward the integration of technologies across our products. We believe our investment in product development has been pivotal in defining our leadership in energy efficient lighting technology. Research and development costs are expensed as incurred totaled $4,115 in 2014, $3,618 in 2013 and $2,343 in 2012.
Intellectual Property
We own 26 issued U.S. patents and 20 pending U.S. patent applications. Our U.S. patents are expected to expire between 2016 and 2033. Our U.S. portfolio includes three issued patents and 16 patents pending pertaining to our LED technology. Our pending patents involve innovations in LED general lighting and within our Connected by TCPTM product offering. We also own 25 issued Chinese patents and three pending Chinese patent applications. Our Chinese patents have a duration of either ten or 20 years following the application date. We also own six pending international (PCT) patent applications. In addition, we hold 13 registered U.S. trademarks and five pending U.S. trademarks.
In 2013, we entered into a settlement agreement with Philips relating to a lawsuit alleging infringement of certain LED lighting-related patents pursuant to which we agreed to make scheduled payments to Philips over time in exchange for a license to use Philips’ LED patents in its LED Luminaires and Retrofit Bulbs Licensing Program until the earlier of their respective expirations or December 31, 2028.
We do not believe that the loss of patent or trademark protection on any one product or process would have a material adverse effect on our company. While the existence of a patent is presumptive evidence of its validity, we cannot assure that any of our patents will not be challenged, nor can we predict the outcome of any challenge.
See also “Risk Factors-Risks Related to Our Intellectual Property.” included in Item 1A of this Annual Report on Form 10-K.

Supply Chain and Suppliers Overview
We also rely on a supply chain of key raw materials and component suppliers to ensure production of high quality, cost-competitive products. Our global supply chain management team is responsible for planning, purchasing, direct sourcing and supplier management across all of our product lines. We track the majority of our suppliers’ delivery performance and regularly evaluate their performance metrics. We strive to procure raw materials and components that offer the best quality and most cost-competitive prices across the industry.
We are not committed to and do not favor a single source for any of our raw materials and supply needs. We have an extensive network of raw material suppliers, ensuring supply redundancy for substantially all of our key raw materials and components. The vast majority of our suppliers are strategically located in Asia, providing our manufacturing facilities optimal access to raw materials and components. Some of our key raw materials and components include:

•
Semiconductor components - We source our key semiconductor components, including transistors, metal-oxide-semiconductor field-effect transistors and diodes used in our CFL and LED products from a variety of suppliers primarily throughout China. We maintain key supplier relationships with leading suppliers and have secured multiple supply redundancies for all of these products from other high quality suppliers.

•
LED chips - We have developed supply relationships with a number of high quality LED chip suppliers, including Nichia and Seoul Semiconductor, some of the largest producers of LED chips in the world, to ensure we receive optimal pricing for our chips. We will continue to utilize only what we believe to be the highest-quality LED chips in our products, while maintaining supplier diversity.

•	Phosphors - Phosphors are a key raw material in CFL, LFL and LED lamps. We obtain our phosphors from two major suppliers, both of which are located in China.
We continue to evaluate and qualify additional suppliers in an effort to secure high quality, cost competitive raw materials and components.
Manufacturing Overview
We operate a vertically integrated business model, under which we develop and manufacture the majority of our CFL products in-house and assemble a substantial majority of our LED products. Our integrated manufacturing model provides a high degree of control over our product quality and lessens our reliance on third-party contract manufacturers. We own four strategically located manufacturing facilities in China. Our locations in China provide substantial benefits in proximity to raw materials and a favorable operating cost environment. We believe our manufacturing operations provide us with a key competitive advantage in the market, as our integrated facilities result in substantial benefits in efficiency, production management and cost controls.
Quality Assurance and Control
In order to ensure the consistent quality of our products, we apply our quality control procedures at each stage of our manufacturing process, ranging from inspection of raw materials through production and delivery. We ensure that all raw materials, components and finished products fulfill quality control requirements and standards. The following is a summary of our quality control procedures by stage of the manufacturing process:

•
Raw Materials - All raw materials and supplies are subject to sample inspections upon arrival. In addition, our team makes regular and unannounced visits to raw material suppliers to ensure we have an in-depth understanding of our suppliers’ quality.

•
Semi-Finished Products - We conduct quality control tests at different points during the various production stages of our manufacturing process to ensure that there is no loss of quality anywhere in the production of our products. Our testing methods include visual inspection, key specification and functional checks.

•
Finished Products - Our quality control staff administers tests on finished and packaged products to assess product safety, structural integrity, durability of packaging, conformity with design and color specification and accuracy of printed packaging materials.

We are firmly committed to maintaining high-quality manufacturing and R&D facilities. The majority of our manufacturing plants are certified by the International Organization for Standardization, or ISO, and two of our R&D labs are accredited under ISO/IEC 17025:2005.

Distribution and Logistics
Our distribution and logistics network is an important part of our strategy to provide energy efficient lighting in key geographies around the globe. We strategically position distribution facilities within all of our target regions and utilize logistics providers to ensure we can deliver our products to our customers as quickly and cost-effectively as possible. Our C&I customers primarily utilize a combination of drop ship (where we ship the goods directly to the end users), and stock-and-flow (where we ship our products from China to our distribution centers around the world, where they are then directed to end users upon receipt of orders). We believe our focus on providing our customers high fill rates and on-time delivery is a key to our continued success.
Our Competition
The electric lamp market is a highly competitive and rapidly evolving market. As a result of our broad product portfolio, we face global competition from a variety of well-established and emerging lighting companies. We believe that our competitors mainly operate under two distinct business models, with some manufacturing lamps in-house and others purchasing lamps through joint ventures or from original equipment manufacturers, or OEMs, for resale under their own brand. We compete with companies that employ both of these models, including traditional lighting manufacturers and distributors that source and sell finished products. We believe that the key competitive factors in the electric lamp market include:

•	breadth and quality of product offering;

•	product pricing and cost competitiveness;

•	access to distribution channels globally;

•	customer orientation and strong customer relationships; and

•	the success and timing of new product development.
We compete against a different set of companies in each of the technologies that we produce. In the CFL market, our primary competitors include FEIT Electric, General Electric, Philips, OSRAM and Westinghouse Lighting, in addition to several smaller CFL manufacturers. In our LED product line, we primarily compete with Cree, Philips, General Electric, Lighting Science Group, FEIT Electric, Green Creative, OSRAM, Acuity Brands and Hubbell, in addition to several smaller LED lamp providers, many of which are new entrants in the market in the last few years.
Some of our competitors are larger than we are with greater resources to devote to R&D, manufacturing and marketing, as well as greater brand name recognition and channel access. Moreover, if one or more of our competitors or suppliers were to merge or otherwise consolidate with one another, the change in the competitive landscape could materially and adversely affect our customer, channel or supplier relationships, and, as a result, our competitive position. In addition, any loss of a key channel partner, whether to a competitor or otherwise, could materially and adversely affect our competitive position. See “Risk Factors-Risks Related to Our Business-Our industry is highly competitive.” If we are not able to compete effectively, including against larger lighting manufacturers with greater resources, our business, financial condition and results of operations will be adversely affected.
Backlog
We had no material backlog of orders at December 31, 2014 and 2013. All unfilled orders that were placed by December 31, 2014, are expected to be filled during 2015.
Employees
As of December 31, 2014, we had approximately 7,000 full-time employees, including 6,700 in Asia, 300 in the United States and Canada, 30 in EMEA and four in Latin America. We believe we have good relationships with our employees.
Regulation
The following is a summary of the principal laws and regulations that are or may be applicable to companies such as ours in the geographic areas in which we operate and sell our products.
Environmental, Health and Safety
In the United States, we obtain listing certification from Underwriters Laboratories, Inc. (UL), a voluntary certification agency that provides the approval required by our customers in order to sell our products to them. The main purpose of UL standards for lighting products is to eliminate the danger of fire or electric shock caused by electrical appliances. Once we obtain the listing certification for a product, we are authorized to bear the UL licensed mark on our products.
In response to recent allegations (see Item 3, "Legal Proceedings"), we are conducting a validation review with respect to the quality of all of our products that carry the UL mark.  We have completed testing on substantially all of our fastest moving SKUs.  For the remaining SKUs, we expect to complete validation shortly. In addition, we affirmed that UL certified designs are available for all of our products and that all of our products being shipped are UL certified. TCP engaged an outside testing firm to support these efforts, which, while ongoing, have affirmed the strength, quality and safety of our product line. If the product validation review reveals defects or failures to certify of the Company's products, it could have a material adverse effect on the sales of the Company's products and its reputation.
We are subject to various environmental laws and regulations governing, among other things, the use of chemicals, emissions to air, discharges to water, the remediation of contaminated properties and the generation, handling, collection, recycling, use, storage, transportation, treatment and disposal of and exposure to, waste and other materials, as well as laws and regulations relating to occupational health and safety, and the content and manufacturing of our products. These laws and regulations are subject to change, and also vary depending on the jurisdictions in which our products are manufactured, transported, marketed and placed.
In addition, we are subject to regulations that affect the content and manufacturing of our products, including, in addition to China, in markets such as the European Union and other countries or jurisdictions where our products are distributed and sold. Legislation in various jurisdictions, such as the European Union’s Restriction on Hazardous Substances and Waste Electrical and Electronic Equipment Directives and China’s Administrative Measure on Controlling Pollution Caused by EIPs Regulation, continues to evolve affecting, and in some cases restricting, the importation into, and production, sale or disposal within, such jurisdictions of certain electrical equipment, including lamps and lighting equipment, containing certain hazardous materials (such as mercury). Such restrictions could require us to redesign our products or take other measures to ensure compliance with the applicable standards of a given jurisdiction in which our products are manufactured or sold.
Energy Efficiency Legislation
United States and Canada
In December 2007, the U.S. federal government enacted the Energy Independence and Security Act of 2007 (EISA), which effectively phased out incandescent lamps beginning in 2012 due to increased energy efficiency standards. Section 321 of the EISA sets, for the first time, efficiency standards for “general service” lamps that essentially phased out the most common incandescent lamps by the end of 2014. Incandescent lamps outside of this range are allowed to remain in the market in addition to stated exceptions including 3-way lamps, specialty lamps and lamps with non-standard bases. The initial standards can be met by CFLs, LED lamps and halogen lamps, also known as advanced incandescent lamps, which are being introduced to the market. EISA also directs the Department of Energy, or DOE, to conduct two follow-on rulemakings to assess more stringent standards starting in 2020. If the DOE does not complete this rulemaking, or if the rulemaking does not produce a specified level of energy savings, a second phase of the law will go into effect in 2020 that would require that most lamps be 60% to 70% more efficient than a conventional incandescent lamp. While the long-term efficiency of halogen lamps is unclear, CFLs and LEDs meet the longer-term targets, along with other advanced lighting technologies. Though EISA became effective January 1, 2012, the U.S. Congress has continuously passed budget bills that prevent the DOE from using its funding to enforce the energy efficient lamp standards.
ENERGY STAR® is a standard of energy efficient consumer products originated in the United States in 1992 by the EPA and DOE. Under the ENERGY STAR® program for lighting, an ENERGY STAR® rating is awarded to only certain lamps that meet strict efficiency, quality and lifetime standards as defined by the EPA and DOE. The ENERGY STAR® program supports CFL and LED use through consumer education, incentive programs and standards (www.energystar.gov).
Canada has enacted legislation similar to EISA that phases out the sale of incandescent lamps on a similar schedule to the United States.
China
China officially banned the import and sale of 100W+ incandescent lamps starting October 1, 2012, 60W+ incandescent lamps starting October 1, 2014 and 15W+ incandescent lamps starting October 1, 2016.

Europe
In 2009, the European Union, or the E.U., adopted regulation that phases out certain inefficient lamp technologies by requiring them to meet specified efficiency thresholds over time. The E.U. mandate phased out all frosted and 100W clear incandescent lamps beginning in September 2009. Phase outs continued with 60W incandescents in 2011 and 40W incandescents in 2012. Further, E.U. regulations will require all lamps to have at least a ‘B’ energy efficiency rating beginning in 2016, which will result in the phase-out of certain halogen lamps. The E.U. is considering legislation that would potentially extend the deadline for the phase out these halogen lamps to September 2018. In addition, Switzerland phased out most incandescent lamps on a similar schedule to the E.U.
Japan
Japan required Japanese incandescent lamp manufacturers to halt all incandescent lamp production and sales by 2012 on a voluntary basis. In response, Japanese lamp manufacturers have been phasing out production.
Government Incentives and Rebates
Several governments around the world have introduced policies, incentives and rebates to accelerate the adoption of energy efficient lighting. The United States Department of Energy has issued loans and grants to states and municipalities to introduce energy efficient lighting programs. China’s Ministry of Science and Technology has promoted LEDs in China in 21 cities through its 10,000 Lights project, funding the installation of 10,000 street lights with LEDs in each of 21 cities. China has also provided subsidies directly to LED companies, amounting to 10% of their total project costs. Local governments in China have subsidized 70% of the cost for the purchase of any machine that performs a chemical process used in the manufacturing of LEDs. Countries throughout the European Union have set targets for energy efficiency in public buildings, reducing tax rates for energy efficient products and property taxes for energy efficient buildings. Canada has provided rebates and discounts off of the purchase of qualified bulbs and fixtures.
Chinese Regulations
This section sets forth a summary of the most significant regulations or requirements that affect our business activities in China.
Regulation on Direct Foreign Investment
In China, companies with foreign ownership could be required to work within a framework that is different from that imposed on local companies. The Chinese government has been opening up opportunities for foreign investment, especially since China’s entry into the World Trade Organization in 2001.
To direct and manage foreign direct investment, or FDI, in China, China published the Catalogue for the Guidance of Foreign Investment Industries, or the Catalogue. The Catalogue was first released in 1995, and the current effective version is the fifth revision of 2011, which became effective on January 30, 2012. The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Any industry which does not fall into the aforesaid three categories, by default, is “permitted.”
The classification under the Catalogue determines whether or not government approval is required and which level of government authority has the jurisdiction over the application for the establishment of a new foreign invested enterprise, or FIE. Decisions regarding changes to existing FIE ownership structure through increasing or transferring equity or through mergers and acquisitions also depend on the Catalogue. Our energy efficient lamp manufacturing business in China falls under the category “encouraged” under the Catalogue.
We are in material compliance with the rules and regulations discussed in this section, to the extent they are applicable to us. For each of our Chinese subsidiaries, we have obtained approval to establish the foreign invested enterprises in China and each Chinese subsidiary has obtained a business license to start and operate its business. In addition, each of our Chinese subsidiaries has passed annual audit by the relevant government agencies.
Regulations on FIE Financing
Our Chinese subsidiaries are also subject to the Law on Wholly Foreign Owned Enterprise, or WFOE Law. Our Chinese subsidiaries' operations are mainly funded by their Registered Capital and local bank loans. However, the maximum amount of foreign debt shall not exceed the difference between Total Investment minus Registered Capital of such Chinese subsidiary.

“Registered Capital” refers to the total capital contribution of the shareholders that is registered with the relevant government agency. “Total Investment” refers to the amount (including Registered Capital and funds borrowed by the company) that is required for the planned project as set forth in the articles of association of the company (the articles of association are similar to bylaws for a U.S. corporation).
Both Registered Capital and Total Investment are subject to regulations and a FIE must maintain a proper ratio between Total Investment and Registered Capital. The general rule is that the lower the amount of Total Investment, the higher the proportion of mandatory minimum Registered Capital contribution of the Total Investment. For FIEs seeking international commercial loans, prior approval is not required. However, the sum of accumulated medium- to long-term external debts and the balance of short-term external debts must not exceed the difference between the Total Investment of the project approved and the Registered Capital of the FIE. The FIE can raise external debts so long as the amount is within the said difference. Should the amount exceed the difference, a new approval of the Total Investment of the project has to be sought from the original approval authority.
As of the date of this Annual Report on Form 10-K, based on the applicable rules and regulations governing the ratio between the Registered Capital and the Total Investment, each of our Chinese subsidiaries maintains the proper ratio of Total Investment to Registered Capital.
Regulations on Foreign Currency Exchange
Foreign exchange activities in China are primarily governed by the following regulations:

•	Foreign Currency Administration Rules (2008), or the Exchange Rules; and

•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.
Under the Exchange Rules, if documents certifying the purposes of the conversion of Chinese yuan into foreign currency are submitted to the relevant foreign exchange conversion bank, the yuan will be convertible for current account items, including the distribution of dividends, interest and royalties payments, and trade and service related foreign exchange transactions. Conversion of yuan for capital account items, such as direct investment, loans, securities investment and repatriation of investment, however, is subject to the approval of SAFE or its local counterpart.
Under the Administration Rules, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE or its local counterpart. Capital investments by Chinese entities outside of China, after obtaining the required approvals of the relevant approval authorities, such as the Ministry of Commerce and the National Development and Reform Commission or their local counterparts, are also required to register with SAFE or its local counterpart.
Regulations on Dividend Distribution
The principal regulations governing dividend distributions of wholly foreign-owned enterprises include:

•	the Companies Law (2014);

•	the Wholly Foreign-Owned Enterprise Law (2000); and

•	the Wholly Foreign-Owned Enterprise Law Implementing Rules (2014).
Under these regulations, wholly foreign-owned enterprises in China may pay dividends only out of their accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, these wholly foreign-owned enterprises are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the aggregate amount of such fund reaches 50% of its Registered Capital. At the discretion of these wholly foreign-owned enterprises, they may allocate a portion of their after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Regulations on Share-based Compensation
Under the Administration Measures on Individual Foreign Exchange Control issued by the People’s Bank of China on December 25, 2006, all foreign exchange matters involved in employee stock ownership plans and stock option plans in which Chinese citizens participate require approval from SAFE or its authorized branch. In February 2012, SAFE promulgated the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies, replacing earlier rules promulgated in March 2007, to regulate the foreign exchange administration of Chinese citizens and non-Chinese citizens who reside in China for a continuous period of not less than one year. Pursuant to these rules, individuals who participate in any stock incentive plan of an overseas publicly listed company are required to (i) register with SAFE or its local branches, (ii) retain a qualified Chinese agent, which may be a Chinese subsidiary of the overseas listed company or another qualified institution selected by the Chinese subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of stock options, purchase and sale of shares or interests and funds transfers.
Taxation on Offshore Transactions
On December 10, 2009, the Chinese State Administration of Taxation, or SAT, issued the Notice of the State Administration of Taxation on Strengthening the Administration of Enterprise Income Tax on Gain Derived from Equity Transfer Made by Non-Resident Enterprise, or Circular No. 698, by which the SAT will seek to uncover instances in which it believes taxes should be withheld. SAT Circular No. 698 is retroactively effective as of January 1, 2008.
Under SAT Circular No. 698, if a non-resident enterprise transfers the equity interests of a China resident enterprise indirectly by disposition of the equity interests of an overseas holding company, or Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5%, or (ii) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, shall report to the Chinese competent tax authority of the Chinese resident enterprise the Indirect Transfer. Using a “substance over form” principle, the Chinese tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding, or deterring Chinese tax. As a result, gains derived from such Indirect Transfer may be subject to Chinese withholding tax at a rate of up to 10%. SAT Circular No. 698 also provides that, where a non-Chinese resident enterprise transfers its equity interests in a Chinese resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.
There is uncertainty as to how the tax authorities may apply SAT Circular No. 698 to the corporate restructuring transactions whereby Ellis Yan transferred his interest in the Chinese subsidiaries to TCP Hong Kong Limited (TCP HK) at cost in 2007 and 2008. Accordingly, there was no “capital gain” consequences for Ellis Yan. However, using a “substance over form” principle, the Chinese tax authority may disregard the existence of TCP HK if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring Chinese tax, and it may make a reasonable adjustment to the transfer price whereby Ellis Yan may be subject to capital gain tax. However, there are not any formal declarations with regard to how to determine whether a foreign investor has adopted an abusive arrangement in order to reduce, avoid or defer Chinese tax. As a result, we and Ellis Yan may be at risk of being taxed under SAT Circular No. 698 and we may be required to expend valuable resources to comply with SAT Circular No. 698 or to establish that we should not be taxed under the general anti-avoidance rule of the EIT Law, which may have a material adverse effect on our financial condition and results of operations or such non-resident investors’ investments in us.
Dividends Withholding Tax
Under the EIT Law and its implementing regulations, the dividends paid by the local Chinese companies to their non-tax resident overseas shareholders, or Non-TREs, are subject to a 10% dividend tax unless such overseas shareholder enjoys a lower dividend withholding tax rate under a double tax treaty, or DTAs. On August 21, 2006, Hong Kong and mainland China signed the “Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income,” pursuant to which the dividends paid to a Hong Kong entity enjoys a 5% rate instead of 10%.
On February 22, 2009, the SAT issued Notice of the State Administration of Taxation on Issues Concerning the Implementation of Dividend Clauses of Tax Agreement, or Circular No. 81, addressing the implementation of the withholding tax benefit in respect of dividends under the DTAs concluded between China and other countries/regions. Circular No. 81 sets out the criteria which the dividend recipient must meet in order to claim the relevant treaty benefits for dividends received from China: (i) the Non-TRE must be a tax resident of the other party to the DTA; (ii) the Non-TRE must be the beneficial owner of the dividend; (iii) the dividend must be a dividend or profit distribution determined in accordance with the relevant laws and regulations of China; and (iv) any other criteria set forth by the SAT. Circular No. 81 emphasizes that the in-charge tax bureaus have the power to make adjustments to any transaction or arrangement or to deny the treaty benefits if the main purpose of the deal or transaction is to obtain treaty benefits for dividends.
On October 27, 2009, the SAT issued the Notice of the State Administration of Taxation on How to Understand and Determine the “Beneficial Owner” in Tax Treaties, or Circular No. 601, which further clarifies how to determine whether the Non-TRE is the “beneficial owner of the dividends.” Under Circular No. 601, to qualify as the “beneficial owner” of the dividend, an individual or entity shall generally engage in “substantive business activity” which is further referred to as manufacturing, trading and management activity. In addition, existence of the following factors generally indicates that the treaty resident is not a “beneficial owner” of the dividends: (i) the treaty resident is obligated to pay or distribute a portion (for example 60% or more) of all of the income within a prescribed timeframe (for example within 12 months of receiving the income); (ii) the treaty resident does not have or almost does not have any other business activities besides ownership of the assets and rights that generate the income; (iii) where the treaty resident is a corporation, its assets, scale of operations, and employees are relatively few and not commensurate with the amount of the income; (iv) the treaty resident has no or almost no controlling rights or disposal rights on the income or assets or rights that generate the income, and bears no or very little risk; and (v) the other treaty country (region) does not tax or exempt the income, or taxes the income at a very low effective tax rate. On June 29, 2012, the SAT further issued the Announcement of the SAT regarding Recognition of “Beneficial Owner” under Tax Treaties, or Announcement 30, which provides that a comprehensive analysis should be made when determining the beneficial owner status based on various factors supported by various types of documents including the articles of association, financial statements, records of cash movements, board meeting minutes, board resolutions, staffing and materials, relevant expenditures, functions and risk assumption as well as relevant contracts and other information.
As uncertainties remain regarding the interpretation and implementation of the EIT Law and its implementation rules, Circular No. 81, and Circular No. 601, we cannot assure you that any future dividends distributed by our Chinese subsidiaries to TCP HK would be subject to a 5% dividend withholding tax.
Labor Laws and Employment
The PRC Labor Law, the PRC Labor Contract Law and related interpretation of the Supreme People's Court, and its implementation rules provide requirements concerning employment contracts between an employer and its employees. If an employer fails to enter into a written employment contract with an employee within one year from the date on which the employment relationship is established, the employer would be deemed to have entered into a labor contract without a fixed term with such employee. In addition, the employer must rectify the situation by entering into a written employment contract with the employee and pay the employee twice the employee’s salary for the period from the day following the lapse of one month from the date of establishment of the employment relationship to the day prior to the execution of the written employment contract, up to 11 months. The Labor Contract Law and its implementation rules also require compensation to be paid upon certain terminations. In addition, if an employer intends to enforce a non-compete provision with an employee in an employment contract or non-competition agreement, it has to compensate the employee on a monthly basis during the term of the restriction period after the termination or ending of the labor contract. Employers in most cases are also required to provide a severance payment to their employees after their employment relationships are terminated.
Enterprises in China are required by PRC laws and regulations to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan, and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located.
Occupational Health and Safety
The Standing Committee of the National People’s Congress promulgated the PRC Safe Production Law on June 29, 2002, the latest version was promulgated on August 31, 2014, and became effective on December 1, 2014, which sets out the legal framework to achieve and ensure safety in the production and operation activities of enterprises. Under the Safe Production Law, enterprises are required to establish internal safety systems and regulations, set up internal organization or appoint responsible personnel for safety affairs, provide necessary safe working conditions and strictly follow the state or industrial standards in relation to safe production. Enterprises shall allocate and maintain necessary funds to provide the necessary working conditions, with the amount of allocated funds generally being linked to business income or the production volume of the relevant enterprises. Enterprises are also required to set up obvious safety caution signals on those production or operation sites, facilities or equipment where there is a material potential risk for safety and shall further provide protective uniforms and personal care products to the field employees for their personal protection. Enterprises which do not satisfy the facilities and conditions required under the laws and the state or industrial standards are not allowed to start or continue their production or operation activities.

The PRC Law on the Prevention and Treatment of Occupational Diseases, which was promulgated on October 27, 2001 and became effective on December 31, 2011, requires that work environment and conditions established or provided by employers meet the occupational health standards and requirements of the state, and that employers shall further adopt and implement measures to ensure employees’ access to occupational health protection. Employers are also required to participate in social insurance for work-related injury in accordance with the law and declare to and be supervised by the relevant health authorities if engaged in harmful projects listed in the Occupational Diseases Catalogue.
Regulations on Intellectual Property Rights
China has adopted legislation governing intellectual property rights, including trademarks, patents and copyrights. China is a signatory to the major international conventions on intellectual property rights and became a member of the Agreement on Trade Related Aspects of Intellectual Property Rights upon its accession to the World Trade Organization in December 2001.
The National People’s Congress adopted the Patent Law in 1984, and amended it in 1992, 2000 and 2008. The purpose of the Patent Law is to protect lawful interests of patent holders, encourage invention, foster applications of invention, enhance innovative capabilities and promote the development of science and technology. To be patentable, invention or utility models must meet three conditions: novelty, inventiveness and practical applicability. Patents cannot be granted for scientific discoveries, rules and methods for intellectual activities, methods used to diagnose or treat diseases, animal and plant breeds, substances obtained by means of nuclear transformation or a design which has major marking effect on the patterns or colors of graphic print products or a combination of both patterns and colors. The Patent Office under the State Intellectual Property Office is responsible for receiving, examining and approving patent applications. A patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. A third-party user must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement of patent rights.
Use of Corporate Chops
Under Chinese law, legal documents for corporate transactions, including contracts such as the contracts and leases that our business relies on, are executed using “chops,” instruments that contain either the official seal of the signing entity or the signature of a legal representative whose designation is registered and filed with Chinese Administration of Industry and Commerce. Our Chinese subsidiaries generally execute legal documents with chops or seals, rather than the signatures of the designated legal representatives. Each of our Chinese subsidiaries maintains a Company Chop and a Contract Chop, which are held by such subsidiary’s General Manager’s Office Executive Assistant; a Finance Chop, which is held by such subsidiary’s Finance Manager or Vice Manager; and an Invoice/Fapiao Chop, which is held by such subsidiary’s accountant. The Company Chop is used most commonly by each of our Chinese subsidiaries in its daily operations. Any document bearing the Company Chop indicates that the applicable company has authorized or accepted its terms and agreed to be bound by the content of such document. The Contract Chop is used for contract execution purposes, such as for executing commercial sales or purchase contracts, procurement contracts, office leases and other contracts. The Finance Chop is used to open bank accounts, issue checks and, along with the Invoice/Fapiao Chop, to issue invoices. The legal representative of each of our subsidiaries may also utilize a Legal Representative Chop, which is a personal rather than corporate chop frequently used by administrative and finance departments on behalf of such representative for important governmental documents.
Enforceability of Civil Liberties
We are incorporated under the laws of Switzerland. Our place of incorporation is in Cham in the canton of Zug, Switzerland. One of our directors and several of our executive officers reside outside of the United States. Most of our assets are located outside the United States. In addition, a portion of the assets of our directors and executive officers are located outside the United States. As a result, it may be difficult to affect service of process within the United States upon these persons or to enforce any U.S. court judgment obtained against these persons, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States.
In addition, shareholders may be entitled to originate actions in Swiss courts based on Swiss law. Litigation in Switzerland is subject to rules of procedure that differ from the U.S. rules, however, including with respect to the taking and admissibility of evidence, the conduct of the proceedings and the allocation of costs. Proceedings in Switzerland would have to be conducted (depending on the venue) in the German, French or Italian language, and all documents submitted to the court would, in principle, have to be translated into German, French or Italian, as the case may be. Switzerland and the United States do not have a treaty providing for reciprocal recognition of and enforcement of judgments in civil and commercial matters. The recognition and enforcement of a judgment of the courts of the United States in Switzerland is governed by the principles laid out in the Swiss Federal Act on Private International Law. This statute provides in principle that a judgment rendered by a non-Swiss court or authority may be enforced in Switzerland only if (i) the foreign court or authority had proper jurisdiction (pursuant to the Swiss Federal Act on Private International Law); (ii) no ordinary appeal can be filed or the decision is final and there are no grounds for refusal according to Art. 27 of the Swiss Federal Act on Private International Law; (iii) the recognition of the foreign judgment is not contrary to public policy as understood in Switzerland; (iv) the defendant has unconditionally joined the proceedings or has been properly served with process either through its agent for service of process in the United States, if any, or through judicial aid granted by Switzerland; (v) the defendant has been given a fair trial (as understood in Switzerland) and in particular has been given the possibility to properly defend its case; (vi) no action between the same parties and on the same subject matter has been commenced first in any other competent Swiss or foreign court, and no judgment has been first rendered on the same subject matter in any other competent court; and (vii) such enforcement may be limited by Swiss debt enforcement, bankruptcy and similar laws.
Within China, the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.
Shareholders may originate actions against us under the U.S. federal securities laws in the United States. We have appointed Ellis Yan, 325 Campus Drive, Aurora, Ohio 44202, as our agent to receive service of process with respect to any such action.

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
Our industry is highly competitive. We face competition from vendors of traditional lighting technologies and from vendors of newer innovative products. The lighting industry is characterized by rapid technological change, short product lifecycles, frequent new product introductions and a competitive pricing environment. These characteristics increase the need for continual innovation and, as new technologies evolve, provide entry points for new competitors as well as opportunities for rapid share shifts. Our products compete with a number of existing products and our success depends on our ability to effectively compete in this global market. Many of our competitors, such as Philips, General Electric, OSRAM, Cree and Acuity Brands are large, well-capitalized companies with significantly more resources than ours and they are able to spend more aggressively on product development, marketing, sales and other product initiatives.
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
The loss of our relationship with The Home Depot or Walmart, or a significant decline in either of their purchases, could have a material adverse effect on our business, our ability to distribute our products, and our financial condition and results of operations.
Net sales to The Home Depot accounted for 24.6%, 31.4% and 28.8% of consolidated net sales in 2014, 2013 and 2012, respectively. Net sales to Walmart accounted for 19.5%, 13.0% and 10.3% of consolidated net sales in 2014, 2013 and 2012, respectively. We do not have a long-term contract with, or any volume commitments from, The Home Depot or Walmart. Our sales have been and may continue to be materially affected by fluctuations in the buying patterns of The Home Depot or Walmart, and such fluctuations may result from general economic conditions, higher than anticipated inventory positions or other factors. Each such company may make decisions regarding its business undertakings with us that may be contrary to our interests, or may terminate its relationship with us altogether, which it may do at any time. In addition, if either company changes its business strategy or faces changes that decrease its customer base due to the economy or for any other reason, we may fail to maintain our relationship with such company. A loss of The Home Depot or Walmart as a customer, or a significant decline in either of their purchases from us, could have a material adverse effect on our business, financial condition and results of operations and our ability to distribute our products.
Our products are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, and our business, financial condition and results of operations will be adversely affected.
Our products are subject to rapid technological changes and short product life cycles that often lead to price erosion and cause product obsolescence. Companies within the lighting industry are continuously developing new products with heightened performance and functionality, which puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. These trends are especially relevant for our LED lamp products, which have experienced, and are expected to continue to experience very rapid technological improvement and cost declines compared with other current lamp technologies. Our typical product’s life cycle is relatively short, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated, which in turn may cause the stated value of our inventory to decline. In addition, if we fail to accurately anticipate the introduction of new technologies or are unable to develop the planned new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occurs, our business, financial condition and results of operations will be adversely affected.
If we experience disruptions in our manufacturing operations or are unable to increase production capacity for our products in a cost effective and timely manner or manage our operations and supply chain, we may incur delays in shipment and our sales and reputation in the marketplace could be harmed.
Our manufacturing operations for our products are based in Zhenjiang, China, Huaian, China, Yangzhou, China and Shanghai, China. There is substantial competition in China for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees at our China facilities. Any labor shortages, strikes and other disturbances may adversely affect our profitability as well as our reported net income and may also result in negative publicity and reputational harm. No assurance can be given that we will not experience labor disturbances related to working conditions, wages or other reasons.
An important part of our business plan is the expansion of production capacity for our products. In order to fulfill anticipated demand for our products, we invest in capacity in advance of actual customer orders, typically based on preliminary, non-binding indications of future demand. Uncertainty is inherent within our facility and capacity expansion, and unforeseen circumstances could offset the anticipated benefits, disrupt our ability to provide products to our customers and impact product quality. Our ability to provide products to our customers in a cost effective and timely manner depends on a number of factors, including the following:

•	our ability to effectively increase the automation of the manufacturing processes for our LED and CFL product lines;

•	our ability to transition production among manufacturing facilities;

•	our ability to properly and quickly anticipate customer preferences among lighting products;

•	our ability to repurpose equipment from the production of one product to another;

•	the availability of critical components and raw materials used in the manufacture of our products;

•	the reliability of our inventory management systems and supply chain visibility tools; and

•	our ability to effectively establish and use adequate management information systems, financial controls and quality control procedures;
Any interruption in our ability to manufacture or distribute our products in a cost effective and timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products, which could harm our sales and operating margins and damage our reputation and our relationships with current and prospective customers.
Our lighting products are generally required to be certified in accordance with industry standards and otherwise are required to be in compliance with applicable law. Failure to obtain such certification or be in compliance will result in a material adverse effect on our product sales and business.
We are required to comply with certain legal requirements governing the materials used in our products and we submit to voluntary registration for the certification of the majority of our products. Certifications and compliance standards that we follow include UL, an independent organization that provides a UL mark on products that have passed testing and safety certification, and the efficiency requirements of ENERGY STAR®. Any amendments to existing requirements, or new requirements with which we cannot comply, may materially harm our sales. In addition, we cannot be certain that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain certifications for our existing products. The failure to obtain such certifications or compliance may adversely affect our business, financial condition and results of operations.
In response to recent allegations (see Item 3, "Legal Proceedings"), we are conducting additional levels of quality control on all of our products that carry the UL mark. We have completed testing on substantially all of our fastest moving SKUs. For the remaining SKUs, we expect to complete validation shortly.  In addition, we affirmed that UL certified designs are available for all of our products and that all of our products being shipped are UL certified. We engaged an outside testing firm to support these efforts, which, while ongoing, have affirmed the strength, quality and safety of our product line. If the product validation review reveals defects or failures to certify of the Company's products, it could have a material adverse effect on the sales of the Company's products and its reputation.
From time to time, we receive inquires from the Consumer Products Safety Commission ("CPSC") regarding alleged product safety defects. If the CPSC brings an action based on any such inquiry, the Company may be subject to fines and penalties that could have a material adverse effect on our business, including with respect to sales of our products and our reputation.
The reduction or elimination of policies, legislation or incentives to adopt energy efficient lighting solutions over traditional lighting technologies could cause the growing demand for our products to slow, which could materially and adversely affect our business, financial condition and results of operations.
Effective legislation in many countries that mandates energy efficiency standards for lamps represents an important driver to the growth in adoption of the energy efficient lamp technologies that we offer. The upfront cost to consumers of LEDs, CFLs and other forms of lighting solutions exceeds the upfront cost for some traditional lighting technologies that provide similar lumen output in many applications. Some governments around the world, including the United States, China, the European Union, and Canada, have used policy initiatives and other regulations, including financial incentives and rebates to consumers from which we benefit, to accelerate the development and adoption of LEDs, CFLs and other forms of lighting solutions and other non-traditional lighting technologies that are seen as more environmentally friendly compared with some traditional lighting technologies. The repeal or amendments to current laws or regulations banning inefficient lamp technologies, or reductions in or the elimination of government investment and incentives, in the United States and Canada, EMEA, Asia or Latin America could materially and adversely affect our business, financial condition and results of operations. Further, if our products fail to qualify for any financial incentives or rebates or if restrictions by regulation of competitive products are removed, demand for our products may decrease, and our sales and profits may decrease.
We depend on certain key suppliers for materials and components that we require for our lighting products, and an increase in the cost of or disruption in the availability of raw materials or key components could have an adverse effect on our business, financial condition and results of operations.
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
Finding a suitable alternate supply of required raw materials and components that meet our specifications and obtaining them in needed quantities may be a time-consuming process, and we may not be able to find an adequate alternative source of supply at an acceptable cost. Any significant interruption in the supply of these raw materials or components could have a material adverse effect on our business, financial condition and results of operations.

Our multi-national sales, manufacturing and operations subjects us to risks associated with operating in global markets.
We are a global business. For 2014, 2013, and 2012, 14.9%, 17.6% and 11.6%, respectively, of our net sales were outside of the United States and Canada. We are incorporated in Switzerland. Our manufacturing facilities are located in China. We also maintain offices in the United States, United Kingdom, Canada, Brazil, France, Germany and Japan. Global business operations are subject to inherent risks, including, among others:

•	failure to obtain or maintain certifications for our products in these markets;

•	unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

•	longer accounts receivable payment cycles and the difficulty of enforcing contracts and collecting receivables through certain non-U.S. legal systems;

•	difficulties in managing and staffing operations;

•	potentially adverse tax consequences;

•	the burdens of compliance with the laws and regulations of a number of jurisdictions;

•	import and export license requirements and restrictions of China, the United States and each other country in which we operate;

•	failure to develop products that work under the various voltage standards that can differ from region to region;

•	exposure to different legal standards and reduced protection for intellectual property rights in some countries;

•	failure to develop appropriate risk management and internal control structures tailored to overseas operations;

•	currency fluctuations and restrictions;

•	political, social and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade or other business restrictions;

•	periodic economic downturns in the markets in which we operate; and

•	customs clearance and transportation delays;
Any of these factors may adversely affect our future sales outside the United States and consequently our business financial conditions and results of operations.
Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.
Our operations are conducted by subsidiaries in various countries. The results of operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed are the Chinese yuan, Swiss franc, British pound sterling, Euro, and Brazilian real. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. The steady appreciation of the Chinese currency versus the U.S. dollar over the past four years has increased the relative cost of our manufacturing to the extent we have used U.S. dollars or other currencies generated from our sales outside of China to purchase goods and services in China. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.
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

We are the subject of ongoing litigation, which could have a material adverse effect on our business.
The Company is presently subject to litigation, including securities class action litigation described under the heading “Legal Proceedings” in this report. We cannot reasonably estimate the timing or outcome of the litigation, nor can we predict whether the litigation may have a material adverse effect on our business. The litigation may cause us to incur significant legal expense, both directly and as the result of any indemnification obligations. It may also divert management’s attention from our ordinary business operations or may limit our ability to obtain financing to fund our ongoing operating requirements, which could harm our business. Adverse findings by a court of law on this or related litigation, or the incurrence of costs and fees that are not reimbursed under our insurance policies, could also have a material adverse effect on the Company’s business and reputation.
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
The manufacturing of our products involves complex processes and defects have been, and could be, found in our existing or future products. These defects may cause us to incur significant warranty, support and replacement costs, and costs associated with a recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide limited warranties ranging from one to nine years on our products, and such warranties may require us to repair, replace or reimburse the end user for the purchase price of the product. Moreover, even if our products meet standard specifications, end users may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer dissatisfaction. Since the majority of our products use electricity, and our CFL lamps contain a small amount of mercury, it is possible that our products could result in injury or increased health risks, including the health risks associated with exposure to ultraviolet light generated by mercury vapors, whether by product malfunctions, defects, improper installation or other causes. Particularly because our products often incorporate new technologies or designs, we cannot predict whether or not product liability claims will be brought against us. We may not have adequate resources in the event of a successful claim against us or a recall of a product. A successful product liability claim against us or a significant recall of a product that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition. These problems could result in, among other things, a delay in the recognition or loss of sales, loss of market share or failure to achieve market acceptance. A significant product recall or product liability litigation could also result in adverse publicity, damage to our reputation and a loss of confidence in our products and adversely affect our business, financial condition and results of operations.
The marketing and distribution efforts of our third-party distributors may not be effective, which could negatively affect our ability to expand our business, particularly in the C&I channel.
We market and sell some of our products to third-party distributors in all of our sales regions, especially in the United States. We rely on these distributors to service end users, and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and damage our brand reputation, particularly in the C&I channel. For 2014, 2013 and 2012, sales to our C&I customers were $209.8 million, $165.8 million and $152.5 million, respectively, or 42.9%, 38.7% and 42.4% of our net sales, respectively.
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
Our business may be adversely affected by uncertainties in the global financial markets.
A lack of credit availability from the credit markets could adversely impact our customers’ demand for our products, their ability to pay their accounts receivable with us, and/or their viability.  Further, the reduced profitability and cash generation that would be triggered by a weakening of economic conditions could hamper our ability to refinance our short-term debt obligations in China and limit the amounts we can borrow under our revolving line of credit agreement in the United States and Canada.  In addition, a change in government policies in China could also impact the amount of credit available in the market.  We had $61.2 million in short-term debt obligations outstanding at December 31, 2014 in China, all with maturities of one year or less.  There can be no assurance that we would be able to continue to roll over our existing Chinese debt obligations on commercially reasonable terms or at all, which would adversely affect our liquidity.
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
The efficient operation of our business is dependent on our information technology systems. We rely on those systems generally to manage the day-to-day operation of our business, manage relationships with our customers, maintain our research and development data, and maintain our financial and accounting records. The failure of our information technology systems, our inability to successfully maintain and enhance our information technology systems or any compromise of the integrity or security of the data we generate from our information technology systems could adversely affect our results of operations, disrupt our business and product development and make us unable or severely limit our ability to respond to customer demands. In addition, our information technology systems are vulnerable to damage or interruption from:

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
Ellis Yan and Cherry Plus Limited, a company controlled by Solomon Yan, beneficially own 41.2% and 24.3% of our common shares, respectively. As a result of this ownership, Ellis Yan and Solomon Yan have a controlling influence on our affairs and their voting power constitutes a quorum of our shareholders voting on any matter requiring the approval of our shareholders. Such matters include the nomination and election of directors, the issuance of additional shares of our capital stock or payment of dividends, the adoption of amendments to our articles of association and organizational regulations and approval of mergers or sales of substantially all of our assets. In addition, Ellis Yan, Cherry Plus Limited and the Lillian Yan Irrevocable Stock Trust, our principal shareholders, have entered into a shareholders’ agreement that provides for, among other things, these shareholders to vote their common shares in favor of Ellis Yan, Solomon Yan and any other director nominees approved by Ellis Yan.
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
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2014, we concluded there is a material weakness in internal control over financial reporting related to deficiencies in our control environment. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See "Controls and Procedures" included in Item 9A of this Annual Report on Form 10-K.
We have begun to implement a plan to take measures to remediate the underlying causes of the material weakness, primarily through changes to the overall design of our internal control environment including the resignation of our Chief Executive Officer on June 30, 2015, and a review and reorganization of our organizational structure and the roles and responsibilities within each functional group. Although we plan to complete this remediation process during 2015, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
We currently are not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not currently required to make an assessment of the effectiveness of our internal controls over financial reporting. However, we will need to evaluate our internal controls over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act for the year ending December 31, 2015. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by management. We are in the early phases of compiling the system and process documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing processes, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective, which may cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the trading price of our common shares.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These limitations include the fact that judgments in decision-making can be faulty, and that breakdowns can occur because of human error or mistake. Additionally, controls can be circumvented by the wrongful and unauthorized actions of an individual or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
     We have in the past received, and may receive, notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third-parties, require us to license disputed rights from others or require us to cease marketing, selling or using certain products or technologies. For instance, in 2013 we entered into a settlement and license agreement with Koninklijke Philips N.V. (Philips) relating to a lawsuit alleging infringement of certain LED lighting-related patents pursuant to which we agreed to make certain scheduled payments to Philips over time in exchange for a license to use certain of Philips’ LED patents until the earlier of their respective expirations or December 31, 2028. We are also a defendant in a patent infringement lawsuit brought against us by GE Lighting Solutions, LLC. See Note 14 in the “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K. We may not be able to obtain licenses on acceptable terms, if at all. We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could materially harm our business, financial condition and results of operations.
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
We are a holding company and we may elect to finance our operations in part from dividends from our subsidiaries in China for our cash requirements, including any debt we may incur. Current Chinese regulations permit our Chinese subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its respective after-tax profits each year, if any, to a statutory reserve account until the accumulated amount of such reserves reaches 50% of its registered capital. A PRC company is not permitted to distribute any profits until any losses from prior years have been offset. These reserves are not distributable as cash dividends. Furthermore, if our Chinese subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Our Chinese subsidiaries did not distribute any dividends in 2014, 2013 or 2012.
Under the Chinese Enterprise Income Tax Law, or the EIT Law and implementation regulation issued by State Council, a Chinese income tax at the rate of 10% is applicable to dividends paid by Chinese enterprises to “non-resident enterprises" (enterprises that do not have an establishment or place of business in China, or has such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) subject to the application of any relevant income tax treaty that China has entered into. Any dividend that we or any subsidiary considered a “non-resident enterprise” receives from our China subsidiaries will be subject to Chinese taxation at the 10% rate (or lower treaty rate). As our policy generally is to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, we do not currently expect our Chinese subsidiaries to distribute dividends to TCP HK in the near future. Any limitation on the ability of our subsidiaries to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business and could have a material adverse effect on our business, financial condition and results of operations.
Chinese regulations relating to the establishment of offshore special purpose vehicle companies by Chinese residents may subject our Chinese subsidiaries to liability or penalties, limit our ability to inject capital into our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.
SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 (the “SAFE Notice”) requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under the SAFE Notice, failure to comply with the registration procedures set forth above could result in liability under Chinese law for foreign exchange evasion and may result in penalties and legal sanctions, including fines, the imposition of restrictions on a Chinese subsidiary’s foreign exchange activities and its ability to distribute dividends to the SPV, its ability to pay the SPV proceeds from any reduction in capital, share transfer or liquidation in respect of the Chinese subsidiary and the SPV’s ability to contribute additional capital into or provide loans to the Chinese subsidiary. One of our founders, Solomon Yan, is a Chinese citizen. In 2007 and 2008, he exchanged his ownership in entities that are now our subsidiaries in China for ownership in TCP HK. If Solomon Yan’s investment in the Chinese subsidiaries is deemed to be a round-trip investment pursuant to the SAFE Notice, Solomon Yan would be required to register with SAFE.
Many of the terms and provisions in the SAFE Notice remain unclear and implementation by central SAFE and local SAFE branches of the SAFE Notice have been inconsistent since their adoption. Therefore, the corresponding local counterparts of SAFE in different areas may have different opinions on whether Solomon Yan’s investment in the Chinese subsidiaries through TCP HK is subject to the SAFE Notice. However, we cannot provide any assurances that if challenged by government agencies, the structure of our organization fully complies with all applicable registrations or approvals required by the SAFE Notice. Moreover, because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by such PRC resident shareholder or future PRC resident shareholders to comply with the SAFE Notice or other related rules, if SAFE requires it, could restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.
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
We own certain buildings in China, with an aggregate gross floor area of approximately 450,000 square feet, for which we have not obtained title ownership certificates. As to the buildings without title certificates, among which: (i) approximately 30,000 square feet, accounting for approximately 1.6% of the aggregate gross floor area of our properties, are ancillary buildings which do not have a material effect on our operations; and (ii) buildings for which we have not obtained any construction approvals and certificates are approximately 420,000 square feet, accounting for approximately 19.7% of the aggregate gross floor area of our properties. We use these buildings for operations as manufacturing and warehouse facilities.
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
We are a controlled foreign corporation, or CFC, for U.S. federal income tax purposes.
We will be treated as a CFC for U.S. federal income tax purposes for the 2014 tax year. Treatment as a CFC will result in adverse U.S. federal income tax consequences for a U.S. Holder who directly or indirectly owns at least 10% of the total combined voting power of our voting stock.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters are located in Cham, Switzerland. We operate four manufacturing facilities in China, two laboratories located in the U.S. and China, and maintain sales offices and distribution centers within the U.S. and various foreign countries. Our manufacturing facilities and our distribution center in Aurora, Ohio are located in buildings that we own, while other operations generally are in buildings that we lease.
We maintain a variety of facilities, strategically located throughout the world, as follows:

Location	Function
Asia
Shanghai, China	Administrative office, warehousing and distribution, research and development, and manufacturing
Yangzhou, China	Manufacturing
Zhenjiang, China	Manufacturing
Huaian, China	Manufacturing
Nine different offices in China	Regional sales offices
Tokyo, Japan	Sales office

EMEA
Cham, Switzerland	Principal executive offices
Corby, UK	Sales office
Kettering, UK	Warehousing and distribution
Barcelona, Spain	Warehousing and distribution
Paris, France	Sales office
Oldenburg, Germany	Sales office

United States and Canada
Aurora, Ohio	Administrative office, warehousing and distribution, research and development, assembly
Stockton, California	Warehousing and distribution
Atlanta, Georgia	Sales office
Bentonville, Arkansas	Sales office
Mississauga, Ontario, Canada	Warehousing and distribution

Latin America
Sorocaba, Brazil	Sales office
We have not obtained title ownership certificates for certain buildings in China, with an aggregate gross floor area of approximately 450,000 square feet. As to the buildings without title certificates, among which: (i) approximately 30,000 square feet, accounting for approximately 1.6% of the aggregate gross floor area of our properties, are ancillary buildings which do not have a material effect on our operations; and (ii) buildings for which we have not obtained any construction approvals and certificates are approximately 420,000 square feet, accounting for approximately 19.7% of the aggregate gross floor area of our properties. We use these buildings for operations as manufacturing and warehouse facilities.
As to the 420,000 square feet for which we have not obtained any construction approvals and certificates, we obtained a confirmation letter from the Zhenjiang Runzhou Industry Bureau, the relevant governmental authority related to those buildings. The confirmation letter states that they will not dismantle the buildings as long as the relevant Chinese subsidiaries are in operation. We made no payment to the Zhenjiang Runzhou Industry Bureau to obtain the confirmation letter. We are not planning to obtain the construction approvals and certificates and title certificates for these buildings. Although these buildings cannot be transferred due to a lack of certificates, our use of them will not be affected as the risk of the buildings being dismantled is low based on the confirmation letter from the Zhenjiang Runzhou Industry Bureau.

Item 3. Legal Proceedings.
We are from time to time subject to claims and proceedings arising in the ordinary course of our business. Except as set forth below, we are not currently subject to any claims or proceedings that we reasonably believe could be expected to have a material adverse effect on our business, results of operations or financial condition.
GE Lighting Solutions, LLC
In January 2013, GE Lighting Solutions, LLC filed a lawsuit in the U.S. District Court for the Northern District of Ohio, naming Technical Consumer Products, Inc. as a defendant. The litigation alleges that Technical Consumer Products, Inc., by importing, making, selling, offering to sell, and/or using eleven specific LED lamps, is infringing on two GE patents related to LED lamp heat dissipation. To date, GE has not specified a monetary amount for its alleged damages but has indicated that it will seek a reasonable royalty for its two patents. Following decisions by the Court limiting the scope of the case to the sale of accused products after January 1, 2013, the Company has recorded a liability of $1,300 at December 31, 2014, for the probable resolution of this matter. The Company believes that it is reasonably possible that the settlement of this matter may exceed the recorded liability based on the royalty rates demanded by GE during early, informal settlement discussions that could lead to a claim for royalties up to $5,200. The Company believes that its reasonably possible range of loss has been reduced during the year due to recent Court decisions limiting the scope and time-period of GE's claim.
Laura Hauser vs. Technical Consumer Products, Inc.
On February 26, 2015, Laura Hauser filed a complaint in the Court of Common Pleas of Cuyahoga County, Ohio, against the Company, its wholly-owned subsidiary Technical Consumer Products, Inc., and Ellis Yan, alleging that Mr. Yan mistreated Ms. Hauser in connection with her employment as the General Counsel and Secretary of the Company. In addition to asserting a number of tort claims against Mr. Yan, Ms. Hauser asserted a claim against the Company for respondeat superior. Ms. Hauser has not formally specified the alleged damages she is seeking for this matter. The Company believes Ms. Hauser's claim against the Company is without merit and intends to vigorously defend itself.
On February 26, 2015, Ms. Hauser also filed a complaint with the U.S. Department of Labor-OSHA alleging that the Company committed retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act and the Consumer Product Safety Act (Laura Hauser v. TCP International Holdings Ltd. et al). Ms. Hauser filed an amended complaint on March 16, 2015, against the Company and Mr. Yan asserting that the parties reduced Ms. Hauser’s responsibilities and placed her on administrative leave in part due to alleged protected activities. On March 16, 2015, OSHA initiated an investigation regarding Ms. Hauser's claims. The Company believes Ms. Hauser’s claims lack merit and will fully cooperate with OSHA's investigation.
Securities Litigation
Following press reports of the Hauser litigation filed in Cuyahoga County, Ohio, putative shareholders filed two securities class action complaints in the United States District Court for the Northern District of Ohio, a securities class action complaint in the United States District Court for the Southern District of New York and a securities class action complaint in the Court of Common Pleas of Cuyahoga County, Ohio. The putative shareholders assert a number of alleged securities violations against the Company, certain current and former officers and directors of the Company, and the underwriters of the Company's IPO, including violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims generally involve alleged material misstatements and omissions in connection with the IPO prospectus and registration statement and seek an unspecified amount of damages. The Company plans to seek consolidation of the securities class action complaints filed in the Northern District of Ohio and the Southern District of New York. The Company believes these claims lack merit and intends to vigorously defend itself.
Audit Committee Investigation

The audit committee of our board of directors, which is comprised solely of independent directors, conducted an investigation, with the assistance of outside legal counsel, that began in December 2014 to address the management approach and conduct of our Chief Executive Officer and certain implications thereof. On April 15, 2015, the Audit Committee finalized its report with respect to its investigation, which concluded that:

•	Structural and management circumstances at the Company, generally centered on the Chief Executive Officer’s ubiquitous and highly personalized approach to running the Company, need to be rectified.

•	Despite a long history of designing and manufacturing quality products, the Company would benefit from improvements in its process for securing and documenting UL listings for its products.

•	There were no indications that any illegal acts occurred that could be expected to have a material impact on the Company's financial statements for 2014.

In response to the investigation, the board of directors entered into a Mutual Separation Agreement with Ellis Yan on April 15, 2015, which is filed as Exhibit 10.5 hereto. Pursuant to the Mutual Separation Agreement, Mr. Yan agreed that he will not renew his employment agreement upon its expiration on June 30, 2015. Mr. Yan will remain a director and continue to serve as Chairman of the board of directors. As part of the Mutual Separation Agreement, Mr. Yan has agreed, through the date of termination of his service as an employee of the Company, to obtain the prior approval of the Company’s board of directors before taking certain specified actions on behalf of the Company. Mr. Yan will receive severance comprised of continuing salary for three years. In addition, Mr. Yan is entitled to either continuation of medical, dental and health benefit plans or reimbursement of premiums for similar coverage. We expect to record severance expense of approximately $2,100 in the second quarter of 2015 following Mr. Yan's termination of employment, which will paid over a 3-year period.
Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
Market Information for Common Stock
Our common stock began trading on the New York Stock Exchange under the symbol “TCPI” on June 26, 2014. Prior to that date, there was no public trading market for our common stock. The number of shareholders of record of our common shares was 44 as of April 3, 2015. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the period indicated:

	High	Low
Second Quarter (from June 26, 2014)	$11.10	$9.85
Third Quarter	11.40	6.51
Fourth Quarter	7.69	4.96

There were no repurchases of common shares made by us during the year ended December 31, 2014.
Dividend Policy
We currently do not intend to pay cash dividends, subject to the discretion of our board of directors. We currently intend to reinvest any future earnings in developing and expanding our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.
Our ability to distribute dividends also may be limited by future contractual obligations and by Swiss law, which permits the distribution of dividends only out of net profit after establishment of reserves. Under Swiss law, dividends may be paid out only if we have sufficient distributable profits from the previous fiscal year or if we have freely distributable reserves, each as will be presented within our audited annual stand-alone statutory financial statements. Dividend payments out of current year earnings or share capital are not allowed. The affirmative vote at a shareholders’ meeting of a majority of the votes represented (excluding unmarked, invalid and non-exercisable votes, which may include broker non-votes) must approve distributions of dividends.
Under Bermuda law, there are restrictions on dividends that can be paid by TCP Bermuda Limited, a wholly-owned subsidiary of TCP. Bermuda law prohibits a Bermuda company from declaring and paying a dividend or distribution out of contributed surplus if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they become due, or (ii) the realizable value of the company’s assets would thereby be less than its liabilities.
Under Chinese law, in order for any of our Chinese subsidiaries to pay dividends, the Chinese subsidiary must have fulfilled its statutory reserve requirements. Each of our Chinese subsidiaries is required to set aside at least 10% of its after tax profit, if any, to a statutory reserve account until the accumulated amount of such reserves reaches 50% of its registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset.
Under our revolving line of credit, our subsidiaries in the United States and Canada are prohibited from paying dividends to TCP without the consent of our lender.
In June 2012, our board of directors approved a cash dividend of $3.0 million to our shareholders that was paid in July 2012. In September 2012, our board of directors approved a cash dividend of $14.9 million to our shareholders that was paid in October 2012.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of TCP International Holding Ltd. under the Securities Act of 1933, as amended, or the Exchange Act.
The graph below compares the cumulative total return provided to shareholders of the Company's common shares relative to the cumulative total returns of the NASDAQ Composite Index and NASDAQ Clean Edge Green Energy Index. An investment of $100 is assumed to have been made in our common shares and in each index on June 26, 2014, and its relative performance is tracked through December 31, 2014.

Index	6/26/2014	6/30/2014	7/31/2014	8/31/2014	9/30/2014	10/31/2014	11/30/2014	12/31/2014
TCP International Holdings Ltd.	$100	$98	$83	$66	$73	$67	$53	$59
NASDAQ Composite Index	100	101	100	105	103	106	109	108
NASDAQ Clean Edge Green Energy Index	100	101	94	103	94	90	87	85

Item 6. Selected Financial Data.
The selected financial data set forth below for the four-year period ended December 31, 2014, was derived from our audited consolidated financial statements. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands, except per share data)
Statements of Comprehensive Income (Loss) Data:
Net sales	$489,517	$428,925	$359,355	$263,846
Cost of goods sold	385,560	336,819	275,109	208,098
Gross profit	103,957	92,106	84,246	55,748
Selling, general and administrative expenses	77,780	64,252	60,128	39,590
Litigation settlements	100	3,032	27,550	—
Operating income (loss)	26,077	24,822	(3,432)	16,158
Interest expense, net	8,503	6,059	5,260	3,949
Foreign exchange (gains) losses, net	(460)	5,929	249	4,752
Income (loss) from continuing operations before income taxes	18,034	12,834	(8,941)	7,457
Income tax expense (benefit) from continuing operations	5,589	4,662	(2,738)	3,796
Net income (loss) from continuing operations	$12,445	$8,172	$(6,203)	$3,661
Net loss from discontinued operations	—	—	—	(249)
Net income (loss)	12,445	8,172	(6,203)	3,412
Net income attributable to noncontrolling interests	—	—	—	149
Net income (loss) attributable to TCP	$12,445	$8,172	$(6,203)	$3,263
Net income (loss) per share attributable to TCP, basic	$0.52	$0.40	$(0.30)	$0.16
Net income (loss) per share attributable to TCP, diluted	$0.52	$0.40	$(0.30)	$0.16
Weighted average number of shares outstanding, basic	23,853	20,553	20,553	20,533
Weighted average number of shares outstanding, diluted	23,854	20,553	20,553	20,533
Dividends per share	$—	$—	$0.87	$0.05

Balance Sheet Data (as of period end)
Cash and cash equivalents	$31,354	$21,903	$38,680
Working capital	20,269	(61,797)	(60,531)
Property, plant and equipment	72,037	74,558	70,092
Total assets	405,586	341,265	282,244
Short-term loans and long-term debt	80,153	130,393	80,988
Total liabilities	319,883	337,085	287,819
Total shareholders' equity (deficit)	405,586	4,180	(5,575)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Risk Factors included in Part I, Item 1A.
Overview
We are a leading global provider of energy efficient LED and CFL lighting technologies. We design, develop, manufacture and deliver high quality energy efficient lamps, fixtures and internet-based lighting control solutions. Our internally developed driver, optical system, thermal management and power management technologies deliver a high standard of efficiency and light quality. Our broad portfolio of advanced LED and CFL lamps and fixtures enables us to address a wide range of applications required by our retail and C&I customers. We have established the largest number of Energy Star® compliant lighting products for LEDs and CFLs combined. The lighting market is characterized by rapid product innovation and, as a result, we have maintained integrated product design and manufacturing capabilities to allow us to quickly respond to the rapidly evolving demands of our customers. Our products are currently offered through thousands of retail and C&I distributors. Since our inception in 1993, we have sold more than one billion energy efficient lighting products.
Currently, we sell the majority of our products in the United States and Canada. Our net sales in the United States and Canada are principally made through our retail channel, most notably through The Home Depot and Walmart, as well as through various C&I distributors, including HD Supply, Regency, Rexel, CED and Grainger. In addition, we have sales, marketing and distribution infrastructure outside of the United States and Canada, especially in EMEA, Asia and Latin America. Our largest European and Asian customers include Homebase and Carrefour, retailers in Europe, IRIS, a C&I distributor in Japan, and Emart, a retailer in South Korea. In the first half of 2014, we opened new sales offices in Japan.
Key Factors Affecting Our Results of Operations
Our results of operations for the years ended December 31, 2014, 2013 and 2012 were most affected by the following key factors:
Impact of changing product mix. CFL lamp sales historically have represented the majority of our overall product mix, having comprised 55.0%, 67.5%, and 72.6% of net sales in 2014, 2013 and 2012, respectively. The decline in CFL sales as a percentage of our net sales principally is the result of the successful introduction and expansion of our LED products, which grew from 15.7% of our net sales for the year ended December 31, 2012 to 38.9% of net sales for year ended December 31, 2014. LED products traditionally have had higher gross margins than our CFL products.
Composition of channel mix. We sell principally through two channels: retail and C&I. Sales through the retail channel represent the largest portion of our business, accounting for 55.7%, 54.8% and 49.1% of our net sales in 2014, 2013 and 2012, respectively. We are actively engaged in expanding our C&I channel, which accounted for 42.9%, 38.7% and 42.4% of our net sales in 2014, 2013 and 2012, respectively. From a channel perspective, our C&I customers generally require a more specialized product offering and purchase in much smaller volumes than do our retail customers. Accordingly, we typically are able to obtain higher gross margins for lighting products sold in our C&I channel compared to our retail channel.
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
Impact of rapid technological changes. Lighting products are subject to rapid technological changes and short product life cycles that often lead to price erosion and cause product obsolescence. Companies within the lighting industry are continuously developing new products with heightened performance and functionality, which puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. From time to time, we have incurred significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated.

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
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable U.S. GAAP measure, for years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$12,445	$8,172	$(6,203)
Adjustments:
Interest expense, net	8,503	6,059	5,260
Income tax expense	5,589	4,662	(2,738)
Depreciation and amortization	8,604	8,142	7,154
EBITDA	35,141	27,035	3,473
Adjustments:
Foreign exchange (gains) losses, net	(460)	5,929	249
Litigation settlements	100	3,032	27,550
Share-based compensation expense	3,963	—	—
Refund of U.S. Customs import tariffs	(993)	—	—
Cost related to withdrawn initial public offering	—	—	4,442
Adjusted EBITDA	$37,751	$35,996	$35,714

The following table presents a reconciliation of Adjusted net income and Adjusted EPS to net income and net income per share, diluted, which are the most directly comparable U.S. GAAP measures, for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Net Income	Per Share (Diluted)	Net Income	Per Share (Diluted)	Net Income (Loss)	Per Share (Diluted)
Net income (loss) and net income (loss) per share, diluted	$12,445	$0.52	$8,172	$0.40	$(6,203)	$(0.30)
Adjustments, net of tax:
Foreign exchange (gains) losses, net	(769)	(0.03)	4,110	0.20	(19)	—
Litigation settlements	64	—	1,986	0.10	17,494	0.85
Share-based compensation expense	2,543	0.11	—	—	—	—
Refund of U.S. Customs import tariffs	(631)	(0.03)	—	—	—	—
Cost related to withdrawn initial public offering	—	—	—	—	4,442	0.22
Adjusted net income and Adjusted EPS	$13,652	$0.57	$14,268	$0.70	$15,714	$0.77
Results of Operations
Comparison of the Year Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
Net sales	$489,517	100.0%	$428,925	100.0%
Cost of goods sold	385,560	78.8%	336,819	78.5%
Gross profit	103,957	21.2%	92,106	21.5%
Selling, general and administrative expenses	77,780	15.9%	64,252	15.0%
Litigation settlements	100	n/m	3,032	n/m
Operating income	26,077	5.3%	24,822	5.8%
Other expenses:
Interest expense, net	8,503	1.7%	6,059	1.4%
Foreign exchange (gains) losses, net	(460)	(0.1)%	5,929	1.4%
Income before income taxes	18,034	3.7%	12,834	3.0%
Income tax expense	5,589	1.1%	4,662	1.1%
Net income	$12,445	2.5%	$8,172	1.9%
Other Financial Data:
Adjusted EBITDA	$37,751	7.7%	$35,996	8.4%

Net sales. The following table shows our net sales by region and by product line:

	Year Ended December 31,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
United States and Canada	$416,764	85.1%	$353,292	82.4%
Asia	29,248	6.0%	21,845	5.1%
EMEA	32,338	6.6%	32,856	7.7%
Latin America	11,167	2.3%	20,932	4.8%
Total net sales	$489,517	100.0%	$428,925	100.0%

	Year Ended December 31,
	2014		2013
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
CFL	$268,881	55.0%	$289,315	67.5%
LED	190,632	38.9%	107,130	25.0%
Linear and fixtures	12,289	2.5%	20,678	4.8%
Other	17,715	3.6%	11,802	2.7%
Total net sales	$489,517	100.0%	$428,925	100.0%
Net sales of $489.5 million for the year ended December 31, 2014 increased by $60.6 million, or 14.1%, compared with the year ended December 31, 2013. Net sales in our retail channel of $272.5 million increased $37.3 million, or 15.9%, and net sales in our C&I channel of $209.8 million increased $44.0 million, or 26.5%, compared with 2013.
Sales of our LED product line increased $83.5 million, or 77.9%. The increase is primarily attributable to our continued business focus on growing our LED product line that resulted in an increase in LED sales of $46.8 million with C&I distributors, $18.7 million with Walmart and $7.5 million of new e-commerce business in the United States and Canada, as well as growth with retail customers in Asia and EMEA.
Sales of our CFL product line decreased by $20.4 million, or 7.1%. The decrease mainly is attributable to a decline in sales in the United States and Canada of $11.7 million with OEMs, $9.7 million with The Home Depot and $1.9 million with C&I distributors, largely attributable to lower volume, along with $4.7 million due to lost business with Lowes, partially offset by higher sales of $18.0 million with Walmart. Sales in Latin America decreased $9.5 million, primarily attributable to lower volume with The Home Depot Mexico.
Sales of our linear, fixtures and other product lines decreased by $2.5 million, or 7.6%. The decrease primarily is attributable to lower linear fluorescent sales of $8.4 million due to our transition to LED fixtures, along with decrease of $3.0 million of halogen sales attributable to a one-time order with a retailer in EMEA that did not repeat in 2014. These decreases partially were offset by a $5.6 million increase in halogen sales, mainly with Walmart in the United States and Canada.
Gross profit. Gross profit increased by $11.9 million, or 12.9%, primarily due to the growth in net sales. Our gross profit percentage was comparable with 2013, as the benefit of favorable product mix from higher LED sales and favorable channel mix from higher C&I sales were offset by an increase in the provision for excess and obsolete inventory and a stronger Chinese yuan compared with the same period in 2013. The increase in the provision for excess and obsolete inventory is largely due to a $4.5 million write-down of our Connected by TCPTM products, which is attributable to a decline in selling prices, lower consumer demand than anticipated, and obsolescence from the rapid technological advancement of home automation products. The strengthening Chinese yuan, which appreciated 1.0% against the U.S. dollar compared with 2013, has reduced gross profit margins as sales are denominated primarily in U.S. dollars, and manufacturing costs in Asia are paid in the Chinese yuan.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $13.5 million, or 21.1%, primarily due to a $4.3 million increase in payroll and benefits, $4.0 million of share-based compensation expense, a $3.2 million increase in marketing costs and $0.8 million of severance expense associated with the termination of three members of management. The increase in payroll and benefits expenses largely was due to our efforts to expand our sales force principally to serve customers within the C&I channel and to enhance our engineering and marketing functions. The increase in marketing costs largely is due to our initiatives to grow brand awareness through media advertisements, in-store displays and trade shows.
Litigation settlements. Litigation settlements is comprised of estimated settlement costs and adjustments to accrual estimates to resolve ongoing litigation.
Other expenses. Other expense decreased by $3.9 million due to foreign exchange gains of $0.5 million compared with foreign currency losses of $5.9 million during 2013, partially offset by higher interest expense of $2.4 million. The foreign exchange gains were primarily attributable to the weakening of the Swiss franc in 2014, which resulted in an appreciation of U.S. dollar-denominated cash and intercompany receivables, partially offset by foreign currency losses due to a strengthening Chinese yuan since December 31, 2013, which devalued our U.S. dollar-denominated third-party and intercompany receivables in Asia. The increase in interest expense resulted from an increase in debt to fund working capital and interest on legal settlement obligations.
Effective income tax rate. Our effective income tax rate decreased to 31.0% in 2014 from 36.3% in 2013. Our effective income tax rate of 31.0% was lower than the U.S. federal income tax rate primarily due to the favorable impact of earnings in lower tax rate jurisdictions and the utilization to net operating loss carryforwards, partially offset by non-deductible expenses in China related to certain employment costs and foreign currency losses along with interest on uncertain tax positions. Our effective income tax rate of 36.3% in 2013 approximated the U.S. federal income tax rate as the favorable impact of earnings in lower tax rate jurisdictions was offset by non-deductible expenses in China related to certain employment costs along with interest on uncertain tax positions.
Comparison of the Year Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013		2012
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
Net sales	$428,925	100.0%	$359,355	100.0%
Cost of goods sold	336,819	78.5%	275,109	76.6%
Gross profit	92,106	21.5%	84,246	23.4%
Selling, general and administrative expenses	64,252	15.0%	60,128	16.7%
Litigation settlements	3,032	n/m	27,550	n/m
Operating income	24,822	5.8%	(3,432)	(1.0)%
Other expenses:
Interest expense, net	6,059	1.4%	5,260	1.5%
Foreign exchange (gains) losses, net	5,929	1.4%	249	0.1%
Income before income taxes	12,834	3.0%	(8,941)	(2.5)%
Income tax expense	4,662	1.1%	(2,738)	(0.8)%
Net income	$8,172	1.9%	$(6,203)	(1.7)%
Other Financial Data:
Adjusted EBITDA	$35,996	8.4%	$35,714	9.9%

Net sales. The following table shows our net sales by region and by product line:

	Year Ended December 31,
	2013		2012
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
United States and Canada	$353,292	82.4%	$317,531	88.4%
Asia	21,845	5.1%	22,392	6.2%
EMEA	32,856	7.7%	8,653	2.4%
Latin America	20,932	4.8%	10,779	3.0%
Total net sales	$428,925	100.0%	$359,355	100.0%

	Year Ended December 31,
	2013		2012
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
CFL	$289,315	67.5%	$260,731	72.6%
LED	107,130	25.0%	56,570	15.7%
Linear and fixtures	20,678	4.8%	31,818	8.9%
Other	11,802	2.7%	10,236	2.8%
Total net sales	$428,925	100.0%	$359,355	100.0%
Net sales of $428.9 million for the year ended December 31, 2013 increased by $69.6 million, or 19.4%, over the year ended December 31, 2012. Net sales in 2013 include sales of $8.3 million from our acquisition of TCP B.V. in June 2012.
Sales of our LED product line increased $50.6 million, or 89.4%, including sales of $3.9 million from our 2012 acquisition of TCP B.V. The increase is primarily due to our business focus on growing the LED product line that directly resulted in higher volume with C&I distributors of $22.5 million and securing new business to be the primary supplier of private-label LED lamps for Walmart in the United States that, in part, resulted in an increase of $8.5 million in sales in our retail channel. Higher volume with Homebase and new business with Carrefour largely contributed to our $7.2 million increase in sales in EMEA. In addition, new retail business with IRIS in Japan and Emart in South Korea mainly comprised our $7.1 million increase in sales in Asia. New LED business with The Home Depot in Mexico resulted in a $1.1 million increase in sales in Latin America.
Sales of our CFL product line increased by $28.6 million, or 11.0%, including sales of $1.3 million from our 2012 acquisition of TCP B.V. The increase is mainly due to volume growth of $23.9 million in the United States and Canada, largely with The Home Depot and Walmart. Additionally, higher volume with C&I distributors in Latin America, higher retail volume with Homebase and new business with Carrefour in EMEA were the main contributors to the remainder of the increase in CFL sales.
Sales of our linear, fixtures and other product lines decreased by $9.6 million. The decrease is primarily due to lower sales of $13.3 million with C&I distributors in the United States and Canada due to our business focus on LED, along with net sales of $3.0 million from our 2012 acquisition of TCP B.V.
Gross profit. Gross profit increased by $7.9 million, or 9.3%, primarily due to the growth in sales volume. Gross profit percentage decreased to 21.5% from 23.4%, as a result of an increase in the provision for excess and obsolete inventory, the strengthening of the Chinese yuan and unfavorable channel mix due to higher retail sales, partially offset by a favorable product mix from higher LED sales. Our inventory provision increased $8.7 million primarily due to rapidly changing technological innovation, largely attributable to the industry’s shift in focus to LED that changed demand for products and resulted in higher levels of excess and obsolete inventory. The strengthening of the Chinese yuan, which appreciated 3.3% against the U.S. dollar during the year ended December 31, 2013, has reduced gross profit margins, as our sales primarily are denominated in U.S. dollars and manufacturing costs in Asia are paid in the Chinese yuan.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.1 million, or 6.9%, primarily due to a $7.1 million increase in payroll and benefits, $1.9 million of expenses following the acquisition of TCP B.V. in 2012, a $0.4 million increase in amortization expense and a $0.1 million increase in travel expenses. The increase in payroll and benefits and travel expenses was largely due to our continued efforts to expand our sales force principally to serve customers within the C&I channel. These increases were partially offset by a $4.6 million decrease in professional fees, mainly from the absence of such expenses associated with our then-withdrawn initial public offering, along with lower commissions of $0.7 million from the transition to a direct sales model in our C&I channel.
Litigation settlements. In 2013, litigation settlements were primarily comprised of the settlement regarding the alleged infringement of Philips’ patents, and the estimated cost to resolve ongoing litigation. We recognized deferred costs of $18.7 million associated with our 2013 settlement agreement with Philips as a long-term asset, which will be amortized based on projected sales containing the licensed intellectual property over the term of the agreement as a component of cost of sales. In 2012, litigation settlements primarily were comprised of our settlement of the Geo Foundation matter regarding a contract dispute. See Note 14 to our consolidated financial statements, included elsewhere in this prospectus.
Other expense. Other expense increased by $6.5 million due to higher foreign exchange losses of $5.7 million and higher interest expense of $0.8 million. The foreign exchange losses were primarily attributable to the strengthening Chinese yuan, which devalued our U.S. dollar-denominated receivables in Asia from third-party customers and other TCP subsidiaries. The increase in interest expense resulted from an increase in debt to fund working capital.
Effective income tax rate. Our effective income tax rate increased to 36.3% in 2013 from 30.6% in 2012. Our effective income tax rate of 36.3% approximated the U.S. federal income tax rate as the favorable impact of earnings in lower tax rate jurisdictions was offset by non-deductible expenses in China related to certain employment costs along with interest on uncertain tax positions. Our effective income tax rate of 30.6% in 2012 was lower than the U.S. federal income tax rate due to the tax benefit associated with the legal settlements in a higher tax jurisdiction coupled with the favorable impact of earnings in lower tax rate jurisdictions, which was partially offset by non-deductible expenses associated with our withdrawn initial public offering, losses in certain Asian and European operating companies for which we recorded no benefit, and interest on uncertain tax positions.
Liquidity and Capital Resources
Our primary uses of cash have been to fund working capital needs and the purchase of equipment to expand our LED and CFL production capacity, as well as the settlement of litigation. Historically, we have financed our operations primarily through cash generated from operations and borrowings under our bank credit facilities and notes payable. As of December 31, 2014, we had $31.4 million in cash and cash equivalents, excluding restricted cash, compared with $21.9 million at December 31, 2013. At December 31, 2014, $31.1 million of our cash and cash equivalents, excluding restricted cash, was held outside of the United States.
On July 1, 2014, we completed an initial public offering pursuant to our Registration Statement on Form S-1, in which we issued 7,142,858 common shares at a public offering price of $11.00 per share. The aggregate net proceeds raised were $70.2 million after deducting underwriter discounts and commissions of $5.5 million and other offering expenses of $2.9 million. We have used or intend to use the net proceeds from our initial public offering for the repayment of indebtedness outstanding, to acquire and develop automated manufacturing equipment to expand out LED manufacturing capacity, and for general corporate purposes.
Our revolving line of credit agreement, maturing on July 25, 2018, provides for borrowings up to $40.0 million, which is limited based on certain percentages of eligible accounts receivable and inventory, and is collateralized by substantially all of the assets of our U.S. and Canadian subsidiaries. There was no limitation in effect at December 31, 2014 and 2013, based on outstanding collateral. As of December 31, 2014, we had $13.4 million of borrowings under our revolving line of credit. During 2014, borrowings under our revolving line of credit decreased $13.7 million primarily due to a payment of $20.0 million through the use of the IPO proceeds, partially offset by borrowings to fund working capital requirements. Borrowings under the revolving line of credit agreement are subject to an interest rate matrix based on the Borrowers’ fixed-charge coverage ratio. Interest on the London Interbank Offered Rate (LIBOR) rate loans and prime rate loans was 3.4% and 5.5%, respectively, at December 31, 2014. Interest on the LIBOR rate loans and prime rate loans was 3.4% and 5.5%, respectively, at December 31, 2013.
On September 30, 2014, we entered into a Fourth Amendment to our revolving line of credit to accommodate changing business requirements. For further discussion of the Fourth Amendment, refer to Note 11 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The revolving line of credit agreement also contains certain restrictive covenants that, among other things, limit additional indebtedness, restrict non-tax related distributions, and requires us to maintain a minimum fixed charge coverage ratio of 1.15 to 1.0. Our fixed charge coverage ratio was 1.47 as of December 31, 2014, and is defined in the revolving line of credit agreement as the ratio of our U.S. and Canadian subsidiaries’ EBITDA, plus expenses relating to the Geo Foundation litigation and share-based compensation, less unfunded capital expenditures, tax distributions to shareholders, and cash taxes paid, to their fixed charges, including interest and fees paid under the revolving line of credit, and payments under capital lease obligations and other indebtedness, excluding payments related to the Geo Foundation litigation for the periods ending September 30, 2014 and December 31, 2014. In addition, the revolving line of credit agreement requires that the aggregate intercompany payable from our U.S. and Canadian subsidiaries to our Chinese subsidiaries be no less than $33.0 million. As of December 31, 2014 we were in compliance with the financial and other covenants in our debt agreements.
The outstanding borrowings under our revolving line of credit agreement have been reported as a current liability since we are required to maintain a lockbox for the collection of our accounts receivable and the proceeds of which may be applied against borrowings outstanding at the discretion of the lender. Although the full amount of borrowings under our revolving line of credit is presented as a current liability, we intend to utilize our ability to borrow, up to the maximum amounts allowed under the terms of the revolving line of credit agreement, through the maturity date of July 25, 2018.
As of March 31, 2015, we were in violation of the fixed charge ratio covenant within the Revolving Credit and Security Agreement as a result of the expiration of modifications to the fixed charge ratio to exclude payments related to the Geo Foundation litigation. The lender has agreed to waive this event of default. We had no borrowings outstanding under our revolving line of credit at March 31, 2015.
Our short-term bank loans primarily consisted of separate loans with seven and six Chinese banks, all with maturities of one year or less at December 31, 2014 and 2013, respectively. The number and amount of outstanding bank loans varies depending on the working capital needs of our Chinese subsidiaries. Since our operations began, we have successfully rolled over these loans for additional 12 month periods upon the maturity of outstanding loans. For the year ended December 31, 2014, our average short-term bank loan balance was $96.9 million, with the highest month-end balance of $106.3 million as of April 30, 2014. There can be no assurance that we will be able to continue to roll over our existing Chinese debt obligations on commercially reasonable terms or at all.

The following is a summary of the short-term bank loans outstanding in China as of December 31, 2014 and 2013 (dollars in thousands):

	As of December 31, 2014
Lender	Amount	Number of Loans Outstanding	Average Interest Rate	Amount Cross Collateralized between Chinese Entities
Agricultural Bank of China	$20,428	7	4.0%	$—
Communication Bank of China	15,856	7	5.0%	9,805
Bank of China	11,457	4	5.1%	6,503
China Construction Bank	3,759	1	4.9%	3,759
Wing Lung Bank, Macaubranch	4,770	1	2.2%	4,770
China Merchants Bank	1,634	1	6.6%	1,634
Bank of Jiangsu	3,268	1	6.6%	3,269
Total	$61,172	22		$29,740

	As of December 31, 2013
Lender	Amount	Number of Loans Outstanding	Average Interest Rate	Amount Cross Collateralized between Chinese Entities	Amount Collateralized by Shareholder
Agricultural Bank of China	$15,467	7	5.9%	$13,909	$—
Communication Bank of China	49,286	12	3.4%	19,134	30,152
Bank of China	18,470	6	4.3%	6,561	—
China Construction Bank	3,772	1	6.4%	—	—
Industrial and Commercial Bank of China	3,280	1	6.2%	—	—
China Merchants Bank	4,921	2	6.6%	4,921	—
Total	$95,196	29		$44,525	$30,152
In an effort to obtain extended payment terms, we complement the financing arrangements discussed above by maintaining restricted cash balances that relate to bankers’ acceptances issued by our banks as a form of payment to certain of our suppliers. Under the terms of the bankers’ acceptances, the supplier may either redeem the bankers’ acceptance upon maturity, which generally is six months from the date of issuance, or redeem the bankers’ acceptance directly with the bank prior to maturity, accepting a discounted payment amount. The banks require us to keep a certain amount of cash on hand to cover payments to suppliers based on a percentage of the total amount owed. We had $17.8 million of bankers’ acceptances outstanding with our suppliers and maintain restricted cash balances of $7.4 million as collateral for these bankers’ acceptances at December 31, 2014.
In addition to bank debt, we are also obligated to make aggregate payments in connection with the Geo Foundation and Philips litigation settlements of $8.2 million in 2015, $6.8 million in 2016, $7.2 million in 2017, $3.7 million in each year from 2018 through 2020, and $1.8 million in 2021. We are also involved in ongoing litigation with GE Lighting Solutions, LLC and, based on recent negotiations, have recorded a liability of $1.3 million as of December 31, 2014 for the probable resolution of the litigation. The Company believes that it is reasonably possible that the settlement of this matter may exceed the recorded liability based on the royalty rates demanded by GE during early, informal settlement discussions that could lead to a claim for royalties up to $5.2 million. The Company believes that its reasonably possible range of loss has been reduced during the year due to recent Court decisions limiting the scope and time-period of GE's claim. Although we believe we have substantial defenses in this matter, litigation is inherently unpredictable, and excessive verdicts do occur. We could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on our ability to sufficiently fund anticipated business operations. See Note 14 to our consolidated financial statements, included in Part III, Item 8 of this Annual Report on Form 10-K.
At December 31, 2013, we had a non-interest bearing loan of $1.9 million due from TCP Campus Drive LLC (TCP Campus), an unconsolidated variable interest entity that was wholly owned by our CEO and his family. TCP Campus was formed in 2005 to purchase, construct and own the warehouse and office space in Aurora, Ohio that is currently utilized by the Company and was recorded as a capital asset. We entered into a lease with TCP Campus on June 16, 2006, which was amended on April 12, 2007. We entered into an agreement with an entity owned by our CEO and his wife in June 2014 whereby we acquired all of the membership interests of TCP Campus and eliminated the associated financing liability. In exchange, we transferred a warehouse that we owned in Aurora, Ohio to the entity owned by our CEO and his wife. The net assets of TCP Campus consist of the warehouse and office space formerly leased by us and a related mortgage of approximately $5.6 million. In contemplation of this transaction, we forgave the loan outstanding of $1.7 million from TCP Campus in May 2014. The impact of this exchange and loan forgiveness was recorded to equity since the transaction occurred between entities under common control. The annual mortgage payments on the assumed facility are $0.5 million through May 2017, with interest at 5.97%, and a lump sum payment of $5.1 million due in May 2017.
Cash and cash equivalents, excluding restricted cash, held outside of the United States was $31.1 million and $21.6 million as of December 31, 2014 and 2013, respectively, and primarily are used to fund our manufacturing operations in China. Generally, our policy is to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. We regularly assess our cash needs and the available sources to fund these needs, and we believe that local operating activities will be sufficient to fund local obligations through at least the next 12 months. However, if future events necessitate the repatriation of funds from our operating subsidiaries, we believe that the repatriation of funds would not have a material effect on our financial position or results of operations. We believe that, based on our current and anticipated levels of operations, that our cash on hand, cash flow from operations and our borrowing capacity under existing bank financing arrangements will together be sufficient to meet our current and anticipated cash operating requirements, including working capital needs, capital expenditures and scheduled principal and interest payments, through at least the next 12 months.
Certain of our operating subsidiaries are restricted in their ability to pay dividends. The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control policies in the People’s Republic of China. The Chinese yuan is subject to exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to exchange control regulations that restrict our ability to convert Chinese yuan into U.S. dollars. Additionally, our revolving line of credit agreement contains certain restrictive covenants that, among other things, restrict non-tax related distributions. The total restricted portion of our net assets at December 31, 2014 was $38.6 million.
Consistent with our commitment to high quality products, in the first quarter of 2015 we voluntarily chose to conduct additional levels of quality control on our products. We engaged an outside testing firm to support these efforts, which, while ongoing, have affirmed the strength, quality and safety of our product line.  However, these additional levels of quality control caused significant delays in deliveries to our customers and resulted in a reduction of net sales in the first quarter of 2015 compared with the same period in 2014. Separately, the audit committee’s investigation described in Item 3 - "Legal Proceeding," resulted in increased expenses due to the involvement of independent testing, legal and advisory firms.  Despite the short-term, negative impact to our liquidity in the first quarter of 2015 as a result of these investigative activities, we believe our existing cash and cash equivalents, short-term debt borrowings and the existing line of credit will be sufficient to meet our working capital requirements for at least the next 12 months.
Cash Flows
Following is a summary of our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$8,469	$(16,312)	$41,397
Net cash used in investing activities	(15,118)	(10,632)	(6,213)
Net cash provided by (used in) financing activities	21,134	9,300	(19,259)
Effect of exchange rate changes on cash and cash equivalents	(5,034)	867	94
Increase (decrease) in cash and cash equivalents	$9,451	$(16,777)	$16,019
Net Cash Used in Operating Activities

Net cash provided by operating activities was $8.5 million in 2014 compared to net cash used in operating activities $16.3 million in 2013. The cash provided in 2014 was due to net income of $12.4 million, an increase in accounts payable of $27.4 million to partially finance the increase in accounts receivable of $34.7 million due to timing of our sales and the increase in inventory of $3.7 million primarily attributable to the expansion of our LED product line, and an increase in accrued and other liabilities of $12.4 million mainly attributable to the timing of receipts and remittances of utility incentive program payments to certain of our retail customers, partially offset by an increase in prepaid expenses and other assets of $12.3 million mainly due to the timing of VAT recoveries in Asia. During 2013, inventories increased $40.7 million due to the expansion of our LED product offerings that was financed in part by a $15.4 million increase in accounts payable, and accounts receivable increased $5.1 million largely due to sales growth, partially offset by net income of $8.1 million.
Net cash used in operating activities was $16.3 million in 2013 compared to net cash provided by operating activities of $41.4 million in 2012. This use of cash was largely due to a $40.7 million increase in inventory primarily attributable to the expansion of our LED product line and sales growth within our CFL product line that was financed in part through an increase of $15.4 million of accounts payable, compared to a $2.1 million decrease in inventory and a $13.0 million increase in accounts payable in 2012. Additional cash uses include the payment of $9.5 million related to litigation settlements, an increase of prepaid expenses and other assets of $2.6 million largely due to the timing of VAT recoveries in Europe and Asia and a $5.1 million increase of accounts receivable mainly due to higher sales and longer payment terms with our customers.
Net Cash Used in Investing Activities
Net cash used in investing activities was $15.1 million in 2014 compared with $10.6 million in 2013, an increase of $4.5 million. The incremental cash used in investing activities in 2014 was primarily due to an increase in our restricted cash balances of $4.0 million related to our increased use of bankers’ acceptances to pay our suppliers.
Net cash used in investing activities was $10.6 million in 2013 compared to $6.2 million in 2012, an increase of $4.4 million. The net increase in cash used in investing activities was primarily due to an increase in purchases of property, plant, and equipment of $3.0 million primarily to expand two of our manufacturing facilities in China to increase capacity within our LED and CFL product lines, as well as upgrades to our distribution facilities. Additionally, we acquired $1.6 million of cash from the acquisition of TCP B.V. in 2012 which was not repeated in 2013.
Net Cash Provided by Financing Activities
Net cash provided by financing activities in 2014 principally was due to proceeds from the IPO of $70.2 million. The decrease in bank borrowings of $47.5 million was due to the repayment of $33.8 million of foreign short-term bank loans in Asia and a $20.0 million payment on our revolving line of credit using the IPO proceeds, partially offset by borrowings to fund our working capital, namely the increase in accounts receivable and inventory.
Net cash provided by financing activities in 2013 principally was due to net bank borrowings of $47.8 million to finance the repayment of related party payables of $30.2 million and to fund our increase in working capital, largely related to the expansion of our LED product offerings.
Net cash used in financing activities in 2012, principally was due to distributions to shareholders of $17.9 million and the issuance of non-interest bearing loans of $2.8 million to our shareholders, partially offset by net bank borrowings of $2.9 million to fund our working capital requirements.
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
Capital Expenditures
As of December 31, 2014, we had committed to spend $2.4 million on infrastructure improvements to our facilities, which is expected to be paid in the first quarter of 2015. We have capitalized $1.5 million of capital expenditures relating to these projects as of December 31, 2014. We intend to fund these commitments through our existing credit facilities.
Contractual Obligations

Our contractual obligations and other commitments as of December 31, 2014 were as follows:

	Payment Due In
(In thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Short-term and long-term debt (a)	$61,362	$5,317	$13,432	$—	$80,111
Fixed and estimated variable interest payments short-term and long-term debt (b)	1,855	1,884	422	—	4,161
Litigation settlements (c)	8,175	14,040	7,386	5,540	35,141
Operating lease agreements	1,452	2,404	645	—	4,501
Capital lease agreements, including interest	21	25	—	—	46
Total	$72,865	$23,670	$21,885	$5,540	$123,960

(a)
Our revolving line of credit provides borrowings up to $40.0 million maturing on July 25, 2018. Due to requirements under the revolving line of credit agreement we maintain a lockbox for the collection of accounts receivable, the proceeds of which may be applied against outstanding borrowings at the discretion of the lender. Accordingly, as required by ASC 470, we classify outstanding borrowings under our revolving line of credit as short-term within our consolidated financial statements.

(b)	Rates in effect as of December 31, 2014 are used for variable rate debt.

(c)
Represents contractual payments under settlement agreements related to the Geo Foundation Ltd. and Koninklijke Philips N.V. matters as detailed in Note 14 to our consolidated financial statements included in Part III, Item 8 of this Annual Report on Form 10-K.

We had gross unrecognized tax benefits of $7.9 million at December 31, 2014, that were not included in the contractual obligation table above. Due to uncertainty regarding the timing of such future cash outflows, if any, reasonable estimates cannot be made regarding the period of cash settlement with the applicable taxing authorities. See Note 12 to our consolidated financial statements included in Part III, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of inventory and deferred costs, the recoverability of long-lived assets, contingent liabilities and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.
The following discussion addresses our critical accounting policies and reflects the areas that require more significant judgments and use of estimates and assumptions in the preparation of our consolidated financial statements.
Principles of consolidation. The consolidated financial statements include the accounts of TCP International and its wholly owned subsidiaries. TCP International also consolidated a VIE in China, prior to its dissolution in December 2013, that it did not own but for which it was deemed to be the primary beneficiary. All intercompany transactions between TCP International and its consolidated subsidiaries and VIE have been eliminated in consolidation.
We evaluate our variable interests in entities in accordance with ASC Topic 810, Consolidation, as to whether these entities are variable interest entities (VIEs) over which we have a controlling financial interest that should be consolidated in our financial statements. In our evaluation we consider all available information in determining whether we are the primary beneficiary of the VIE. Historically, we have had relationships with several VIEs for which we concluded, based on our judgment, that we did not have a controlling financial interest in the entities. In forming our judgments, we considered that the legal form of ownership granted control of the entities to their respective equity owners. We believe that our judgments were based on factors that most directly affect our ability to control the entity. Changes in one or more factors could have resulted in the consolidation of these entities that would have had a material impact our consolidated financial statements.

Revenue recognition. Our policy is to record revenue when the following recognition requirements are met: persuasive evidence of an arrangement exists; the products have been shipped or delivered to the customer and risk of loss has passed in accordance with the sales order; the sales price is fixed or determinable within the sales order; and collectability is reasonably assured. All sales are final upon shipment or delivery of product to the customer, other than for normal warranty provisions. We collect use and value-added taxes imposed by government authorities on and concurrent with sales to our customers; sales are presented net of these taxes.
Provisions for returns, customer programs, and incentive offerings, including promotions and other volume-based incentives, are recorded as deductions to sales in the same period the sales are recorded. Rebate programs provide that upon the attainment of pre-established volume or revenue milestones for a specified period, the customer receives cash or credits against purchases. Our estimates the provision for rebates based on the specific terms in each agreement at the time of shipment and an estimate of the customer’s achievement of the respective milestones. We accrue sales discounts, returns, and allowances based on historical experience.
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
Inventories. Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out basis. To the extent that we determine we are holding excess or obsolete inventory, the inventory is written down to its net realizable value based on usage forecasts, open sales orders, and market conditions. To determine our excess or obsolete inventory provision we rely on all available information, including but not limited to: 1) usage forecasts, 2) applicable discount programs, 3) product specific life cycle and 4) historic sales patterns, which we believe are directly associated with our ability to recover our cost.
Deferred costs. In 2013, we entered into a settlement agreement with Koninklijke Philips N.V., which included a patent license agreement granting us nonexclusive, nontransferable, indivisible license on certain LED patents, effective from December 2013 through the earlier of their respective expirations or December 2028. We identified the settlement of litigation regarding the prior use of Philips’ patents and the future use of Philip’s patent license portfolio as separate elements of the settlement arrangement for accounting purposes. We valued each element of the arrangement and allocated the consideration paid to each element using relative fair values. To determine the consideration value, we discounted the contractual settlement payments using an imputed interest rate of 5.0% and calculated a value of $20.6 million. The fair value of the license agreement was calculated by applying a market royalty rate to the historical revenue and expected future revenue generated from the products associated with the license portfolio. The market royalty rate was based on the rate charged by Philips within their existing license programs related to LED technology. Based on the relative fair values of each element, $1.8 million of the consideration was allocated to the settlement of litigation and recorded as litigation settlement expense in 2013 and $18.7 million of the consideration was allocated to the future use of Philip’s patent license portfolio and recorded on the our consolidated balance sheets as deferred costs. Amortization of the deferred costs is computed based on projected sales containing the licensed intellectual property over the 15-year term of the license agreement and is included as a component of cost of sales in the consolidated statement of comprehensive income beginning in 2014.
Impairment of long-lived assets. Long-lived assets, including land rights, deferred costs, and finite-lived intangible assets, are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the pretax undiscounted future cash flows expected to be provided by the asset. If impairment existed, the asset would be written down to its fair value. Fair value is determined through the calculation of the pretax present value of future cash flows expected to be provided by the asset.
Litigation contingencies. We record a liability for legal contingencies when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. We evaluate developments in on-going legal matters that could affect the amount of liability that has been previously accrued at each reporting period, and makes adjustments as appropriate. We expense legal fees in the period in which they are incurred. Although we believe we have substantial defenses in these various matters, litigation is inherently unpredictable, and excessive verdicts do occur. We could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on its results of operations, financial position, and cash flows in any particular period.
Income taxes. Deferred tax assets and liabilities are recognized under the asset and liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are recognized by applying enacted tax rates in effect in the years in which the differences between the financial reporting and tax basis of existing assets and liabilities are expected to reverse. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial results of operations.
The calculation of our provision for income taxes involves the interpretation of complex tax laws and regulations. Tax benefits for certain items are not recognized unless it is more likely than not that our position will be sustained if challenged by tax authorities. Tax liabilities for other items are recognized for anticipated tax contingencies based on our estimate of whether additional taxes will be due. Interest and/or penalties related to income tax matters are recognized, on such items, as a component of income tax expense.
Recent Accounting Pronouncements
Refer to Note 2 to the consolidated financial statements included in Part III, Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements and their effect on us.

Forward-Looking Statements
The Company has made forward-looking statements in this Annual Report on Form 10-K within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties that may cause actual results to differ materially from those that we expect. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “target” or “will” or the negative of these words or other similar terms or expressions that concern the Company’s expectations, strategy, plans or intentions. The Company claims the protection of the Safe Harbor for Forward-Looking Statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.
Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect our the future results and could cause those results or other outcomes to differ materially from those expressed or implied our forward-looking statements:

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

•	our ability to protect our intellectual property and avoid infringing on others’ intellectual property;

•	our expected treatment under Swiss and U.S. federal tax legislation and the impact that Swiss tax and corporate legislation may have on our operations;

•	the outcome of ongoing litigation; and

•	effectiveness of our remediation plan for our material weakness.
Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Annual Report on Form 10-K should consider these forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Currency risk. Our reporting currency is the U.S. dollar. We have operations in the Canada, Asia, EMEA and Latin America. As a result of our investments in entities that have functional currencies other than the U.S. dollar, we face exchange translation risk and our results can be affected by currency movements. Substantially all of our products are manufactured in China. Since our current sales mix is weighted heavily toward our market in the United States and Canada, our operating results may become subject to significant fluctuations based upon changes in currency exchange rates of the U.S. dollar principally against the Chinese yuan and to a lesser extent the U.S. dollar against the Canadian dollar and Euro. Accordingly, currency exchange rate fluctuations may adversely affect our financial results in the future. For example, a hypothetical 10% increase or decrease of the Chinese yuan against the U.S. dollar during the year ended December 31, 2014 would have impacted our operating income negatively or positively, respectively, by $2.8 million and $3.5 million. We currently do not engage in any currency hedging activities.
Interest rate risk. We are exposed to interest rate risk related to our variable-rate debt. As of December 31, 2014 and 2013 we had $13.4 million and $27.1 million, respectively, outstanding under a revolving line of credit agreement with a U.S. bank. The interest rates for borrowings under our revolving line of credit agreement are subject to an interest rate matrix based on the our fixed charge coverage ratio, as defined by the agreement. As of December 31, 2014, the annual interest rate of our LIBOR rate loans and the prime rate loans were 3.40% and 5.50%, respectively. As of December 31, 2013, the interest rates on the LIBOR rate loans and prime rate loans were 3.42% and 5.50%, respectively. As of December 31, 2012, the interest rates on the LIBOR rate loans and prime rate loans were 3.21% and 5.25%, respectively. Potential movement of the LIBOR rate and the prime rate by +/- 1% would increase or decrease interest expense and cash paid for interest on an annualized basis by $0.1 million and $0.3 million based on the balance outstanding under our revolving credit agreement at December 31, 2014 and 2013, respectively.
We are also exposed to interest rate risk related to our fixed-rate bank debt in Asia due to their short-term maturity and our intention to refinance these borrowings. As of December 31, 2014 and 2013, we had $61.2 million and $95.2 million of outstanding short-term bank loans primarily with various Chinese banks. The weighted average interest rate on these loans as of December 31, 2014, 2013 and 2012, was 4.3%, 3.6% and 6.5%, respectively. Potential movement of the weighted average interest rate of +/-1%, on a theoretical refinancing of these loans, would increase or decrease interest expense and cash paid for interest on an annualized basis by $0.6 million and $1.0 million $0.5 million based on the balance outstanding at December 31, 2014 and 2013, respectively.
Concentration risk. We are exposed to concentration risk due to our concentration of business activity with The Home Depot and Walmart, which were our only customers that individually exceeded 10% of net sales in either the years ended December 31, 2014, 2013 or 2012. Net sales to The Home Depot accounted for 24.6%, 31.4% and 28.8% of consolidated net sales in 2014, 2013 and 2012, respectively. Net sales to Walmart accounted for 19.5%, 13.0% and 10.3% of consolidated net sales in 2014, 2013 and 2012, respectively.
Commodity risk. The manufacturing of our products relies heavily on the availability and price of certain commodity materials including petroleum based plastics, copper, and rare earth metals, principally phosphors. As of December 31, 2014 the cost of phosphors of was approximately ¥243/kg ($38/kg) compared with ¥408/kg ($67/kg) as of December 31, 2013 and ¥484/kg ($77/kg) as of December 31, 2012. We purchase some of our raw materials from several suppliers who have demonstrated consistent quality of materials and reliability of delivery as to the quantities required and delivery times. We purchase our materials at spot prices in the open market and we do not negotiate long-term supply contracts. We currently do not engage in hedging transactions for the purchase of raw materials.

Item 8. Financial Statements and Supplemental Data.

TCP INTERNATIONAL HOLDINGS LTD.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
TCP International Holdings Ltd.:

We have audited the accompanying consolidated balance sheets of TCP International Holdings Ltd. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCP International Holdings Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Cleveland, Ohio
April 15, 2015

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$31,354	$21,903
Restricted cash	7,367	3,404
Accounts receivable, net	95,089	59,574
Inventories	122,342	119,477
Prepaids and other current assets	28,393	14,415
Deferred income taxes	17,557	10,551
Total current assets	302,102	229,324
Property, plant and equipment, net	72,037	74,558
Land rights, net	4,126	4,244
Deferred costs	16,145	18,732
Finance receivable from related party	—	1,915
Intangible assets, net	2,345	2,993
Deferred income taxes, long-term	7,094	7,758
Other long-term assets	1,737	1,741
Total assets	$405,586	$341,265
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current portion of long-term debt	$74,813	$122,840
Accounts payable	129,194	105,742
Accrued expenses and other current liabilities	77,826	62,539
Total current liabilities	281,833	291,121
Long-term debt, net of current portion	5,340	7,553
Income taxes payable, long-term	7,891	7,043
Legal settlements, net of current portion	24,311	30,941
Other long-term liabilities	508	427
Total liabilities	319,883	337,085
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, CHF 1.00 par value; 41,107 shares authorized; 27,732 issued and outstanding at December 31, 2014 and 20,553 issued and outstanding at December 31, 2013	30,101	22,048
Additional paid-in capital	68,063	901
Accumulated other comprehensive income	9,290	13,721
Retained deficit	(21,751)	(32,490)
Total shareholders’ equity	85,703	4,180
Total liabilities and shareholders’ equity	$405,586	$341,265
See accompanying notes to consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$489,517	$428,925	$359,355
Cost of goods sold	385,560	336,819	275,109
Gross profit	103,957	92,106	84,246
Selling, general and administrative expenses	77,780	64,252	60,128
Litigation settlements	100	3,032	27,550
Operating income (loss)	26,077	24,822	(3,432)
Other expense (income):
Interest expense	8,699	6,542	5,734
Interest income	(196)	(483)	(474)
Foreign exchange (gains) losses, net	(460)	5,929	249
Income (loss) before income taxes	18,034	12,834	(8,941)
Income tax expense (benefit)	5,589	4,662	(2,738)
Net income (loss)	$12,445	$8,172	$(6,203)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,431)	2,155	(559)
Comprehensive income (loss)	$8,014	$10,327	$(6,762)
Net income (loss) per share-basic and diluted	$0.52	$0.40	$(0.30)
See accompanying notes to consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Deficit)
(Amounts in thousands)

	Common stock		Additional paid-in capital	Shareholder loan receivable	Accumulated other comprehensive income	Retained earnings (deficit)	Total (deficit) equity
	Shares	Amount
Balances at December 31, 2011	20,553	$22,048	$654	$(43,099)	$12,125	$30,213	$21,941
Net loss	—	—	—	—	—	(6,203)	(6,203)
Increase in shareholder loans	—	—	—	(2,806)	—	—	(2,806)
Distributions to shareholders	—	—	—	—	—	(17,948)	(17,948)
Currency translation adjustment	—	—	—	—	(559)	—	(559)
Balances at December 31, 2012	20,553	22,048	654	(45,905)	11,566	6,062	(5,575)
Net income	—	—	—	—	—	8,172	8,172
Forgiveness of shareholder loans	—	—	—	45,905	819	(46,724)	—
Sale of building to shareholder, net of tax	—	—	247	—	—	—	247
Currency translation adjustment	—	—	—	—	1,336	—	1,336
Balances at December 31, 2013	20,553	22,048	901	—	13,721	(32,490)	4,180
Net income	—	—	—	—	—	12,445	12,445
Issuance of common stock in connection with the IPO, net of offering costs	7,143	8,016	62,190	—	—	—	70,206
Share-based compensation expense	—	—	3,963	—	—	—	3,963
Restricted share units issued	36	37	(37)	—	—	—	—
Forgiveness of finance receivable from related party	—	—	—	—	—	(1,706)	(1,706)
Acquisition of TCP Campus	—	—	1,046	—	—	—	1,046
Currency translation adjustment	—	—	—	—	(4,431)	—	(4,431)
Balances at December 31, 2014	27,732	$30,101	$68,063	$—	$9,290	$(21,751)	$85,703

See accompanying notes to consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$12,445	$8,172	$(6,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,604	8,142	7,154
Deferred income tax benefit	(6,394)	(2,831)	(12,736)
Share-based compensation expense	3,963	—	—
Loss on disposal of equipment	829	294	1,537
Changes in operating assets and liabilities:
Accounts receivable	(34,729)	(5,147)	(4,053)
Inventories	(3,712)	(40,658)	2,134
Prepaid expenses and other assets	(12,301)	(2,560)	3,664
Accounts payable	27,354	15,353	12,989
Accrued and other liabilities	12,410	2,923	36,911
Net cash provided by (used in) operating activities	8,469	(16,312)	41,397
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,445)	(12,997)	(9,978)
(Increase) decrease in restricted cash	(3,965)	1,082	1,940
Net cash acquired through purchase of business	—	—	1,600
Advances to related parties	—	—	(145)
Repayment of related party finance receivables	—	538	—
Other investing activities, net	292	745	370
Net cash used in investing activities	(15,118)	(10,632)	(6,213)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	70,206	—	—
Borrowings under foreign short-term bank loans	120,747	153,826	106,214
Repayments of foreign short-term bank loans	(154,581)	(110,363)	(100,164)
(Repayment) borrowings on line of credit agreement, net	(13,704)	4,309	(3,143)
Borrowings of long-term debt	588	—	—
Repayments of long-term debt	(901)	(256)	(387)
Payment of related party finance liability	(124)	(282)	(267)
Payment of contingent consideration	—	(823)	—
Payment of debt issuance costs	(1,097)	(170)	—
Decrease in related party payable	—	(36,941)	(758)
Issuance of shareholder loans receivable	—	—	(2,806)
Distribution to shareholders	—	—	(17,948)
Net cash provided by (used in) financing activities	21,134	9,300	(19,259)
Effect of exchange rate changes on cash and cash equivalents	(5,034)	867	94
Increase (decrease) in cash and cash equivalents	9,451	(16,777)	16,019
Cash and cash equivalents at beginning of period	21,903	38,680	22,661
Cash and cash equivalents at end of period	$31,354	$21,903	$38,680
See accompanying notes to consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The majority of the Company’s products are manufactured by its subsidiaries located in China. The Company’s wholly owned subsidiaries in China, and the related variable interest entity (VIE) described below, collectively are referred to as “TCP Asia” within these consolidated financial statements.
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
(a)    Principles of Consolidation
The consolidated financial statements include the accounts of TCP International Holdings Ltd. and its wholly owned subsidiaries. The Company also consolidated a VIE in China, prior to its dissolution in December 2013, that it did not own but for which it was deemed to be the primary beneficiary. All intercompany transactions between TCP International and its consolidated subsidiaries and VIE have been eliminated in consolidation. See Note 16 for further details regarding the Company’s VIEs.
(b)    Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of accounts receivable, inventory, intangible assets, and assumptions used in the calculation of contingent liabilities, income taxes, and warranty reserves. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.
(c)    Fair Value Measurements
Financial assets and liabilities measured at fair value are classified using one or more of the following three valuation techniques:
Market approach-Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach-Amount that would be required to replace the service capacity of an asset (replacement cost).
Income approach-Techniques to convert future amounts to a single present amount based upon market expectations.

The hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels based upon the assumptions (inputs) used to determine fair value as follows:
Level 1-Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2-Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3-Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. As of December 31, 2014 and 2013, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis.
Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term borrowings and loans are carried at historical costs, which approximate their fair value due to their relatively short-term maturities. The fair value of the Company’s long-term debt was $5,718 and $8,375 at December 31, 2014 and 2013, respectively. The fair value of the Company’s long-term debt is based on a discounted cash flow analysis that utilizes Level 2 inputs. These inputs include observable market-based interest rates on debt with similar creditworthiness, terms and maturities.
(d)     Revenue Recognition
The Company records revenue when the following recognition requirements are met: persuasive evidence of an arrangement exists; the products have been shipped or delivered to the customer and risk of loss has passed in accordance with the sales order; the sales price is fixed or determinable within the sales order; and collectibility is reasonably assured. All sales are final upon shipment or delivery of product to the customer, other than for normal warranty provisions. The Company collects use and value-added taxes imposed by government authorities on and concurrent with sales to the Company’s customers; sales are presented net of these taxes.
Provisions for returns, customer programs, and incentive offerings, including promotions and other volume-based incentives, are recorded as deductions to sales in the same period the sales are recorded. Rebate programs provide that upon the attainment of preestablished volume or revenue milestones for a specified period, the customer receives cash or credits against purchases. The Company estimates the provision for rebates based on the specific terms in each agreement at the time of shipment and an estimate of the customer’s achievement of the respective milestones. The Company accrues sales discounts, returns, and allowances based on historical experience.
(e)    Share-based Compensation
Share-based compensation awards are valued at fair value, as determined using the closing price of the Company's shares on the New York Stock Exchange on the date of grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of each award, net of estimated forfeitures.
(f)    Shipping and Handling Costs
Amounts billed to customers related to shipping and handling of sales transactions are included within net sales. Shipping and handling costs incurred by the Company are recorded within cost of goods sold.
(g)    Foreign Currency Translation
TCP’s reporting currency is the U.S. dollar. For all subsidiaries, the local currency has been determined to be their functional currency, other than the Company's Hong Kong subsidiaries whose functional currency is the Chinese yuan. The Company’s sales, costs and expenses, and assets and liabilities are exposed to fluctuations in foreign currency exchange rates as a result of its foreign operations. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expenses are translated using average exchange rates in effect during the period. Resulting translation adjustments from the subsidiary’s functional currency to the reporting currency are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in income as incurred.

(h)    Advertising
Advertising costs are expensed when incurred and totaled $4,968 in 2014, $1,762 in 2013, and $1,736 in 2012, and are included in selling, general, and administrative expenses.
(i)    Research and Development Costs
Research and development costs are expensed as incurred and totaled $4,115 in 2014, $3,618 in 2013 and $2,343 in 2012. Such amounts include payroll costs related to individuals dedicated to the research and development of new products and are included in selling, general, and administrative expenses.
(j)    Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2014 and 2013, $31,056 and $21,635, respectively, of the Company’s cash and cash equivalents were held outside the United States. In addition, book overdrafts totaling $1,947 at December 31, 2013, were recorded within accounts payable. There were no book overdrafts recorded at December 31, 2014.
(k)     Restricted Cash
Restricted cash represents cash pledged as collateral against certain bankers’ acceptances issued to suppliers of TCP Asia. This cash is maintained in segregated bank accounts.
(l)    Allowance for Doubtful Accounts
The Company evaluates the collectibility of accounts receivable based on a percentage of sales related to historical loss experience and current trends and known events, such as specific customer circumstances and changes in aging of accounts receivable and records an allowance for doubtful accounts to state receivables at their net realizable value. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and written off.
(m)    Inventories
Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out basis. To the extent the Company determines it is holding excess or obsolete inventory, the inventory is written down to its net realizable value based on usage forecasts, open sales orders, and market conditions.
(n)    Finance Receivables from Related Parties
The Company’s finance receivables consisted of a receivable from TCP Campus Drive LLC (TCP Campus), an entity that was owned in part by the Company’s CEO. In June 2014, the Company acquired all of the membership interests of TCP Campus in exchange for the warehouse that was owned by the Company in Aurora, Ohio. In contemplation of this transaction, the Company forgave the remaining finance receivable due from TCP Campus of $1,706 in May 2014.  Refer to Note 16 for further discussion of the TCP Campus transaction.
(o)    Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Additions and improvements to property, plant and equipment that materially increase productive capacity or extend the life of an asset are capitalized. Maintenance, repairs and minor renewals that do not extend the life of the assets are expensed as incurred. Upon retirement or other disposition of such assets, the related costs and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is computed using the straight-line method at rates intended to amortize the cost of assets over their estimated useful lives as follows:

Buildings	20 - 40 years
Building and land improvements	15 years
Manufacturing equipment	3 - 10 years
Office furniture	3 - 10 years
Software and computer equipment	3 - 5 years

Depreciation of leasehold improvements is based upon the shorter of the term of the lease or useful life of the improvement.
(p)    Land Rights
Land rights in China are recorded at cost. Land rights are amortized using the straight-line method over the term of their agreements of approximately 50 years and expire in years 2051 to 2059. Accumulated amortization of land rights was $1,043 and $944 at December 31, 2014 and 2013, respectively. Amortization expense for land rights was $99 in 2014, $104 in 2013 and $101 in 2012, and is anticipated to be consistent in future annual periods.
(q)    Deferred Costs
Deferred costs represent the unamortized value of royalty payments under a license agreement that grants the Company a nonexclusive, nontransferable right to certain third party intellectual property. Amortization of the deferred costs is computed based on projected sales containing the licensed intellectual property over the 15-year term of the license agreement and is included as a component of cost of sales in the consolidated statements of comprehensive income (loss).

(r)    Goodwill
The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company tests all existing goodwill at least annually for impairment on a reporting unit basis as of October 1. The Company’s reporting units are defined based on the geographic regions of North America, Latin America, Europe, and Asia. Only the Company’s Latin America reporting unit contains goodwill at December 31, 2014 and 2013. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two step impairment test is performed. The Company performed a qualitative assessment of goodwill and determined that it is not more likely than not that the fair value of its reporting units is less than the carrying amount. Factors considered in the qualitative assessment were revenue growth and related earnings, competitive environment, and industry trends. Accordingly, there was no impairment loss recognized in 2014, 2013 or 2012.
(s)    Other Intangible Assets
The major components of the Company’s identifiable intangible assets are customer relationships and a noncompete agreement. Finite-lived intangible assets are amortized based on expected net cash flows. The useful lives of finite-lived intangible assets range from two to eight years.
(t)    Impairment of Long-lived Assets
Long-lived assets, including land rights, deferred costs, and finite-lived intangible assets, are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the pretax undiscounted future cash flows expected to be provided by the asset. If impairment existed, the asset would be written down to its fair value. Fair value is determined through the calculation of the pretax present value of future cash flows expected to be provided by the asset. There was no material impairment of long-lived assets recognized in 2014, 2013 or 2012.
(u)    Income Taxes
Deferred tax assets and liabilities are recognized under the asset and liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are recognized by applying enacted tax rates in effect in the periods in which the differences between the financial reporting and tax basis of existing assets and liabilities are expected to reverse. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial results of operations.
The calculation of the Company’s provision for income taxes involves the interpretation of complex tax laws and regulations. Tax benefits for certain items are not recognized unless it is more likely than not that the

Company’s position will be sustained if challenged by tax authorities. Tax liabilities for other items are recognized for anticipated tax contingencies based on the Company’s estimate of whether additional taxes will be due. Interest and/or penalties related to income tax matters are recognized, on such items, as a component of income tax expense.
(v)    Earnings Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and potentially dilutive common share equivalents, except in cases where the effect of including the common share equivalents would be antidilutive. Potential common share equivalents consist of common shares issuable upon vesting of restricted share units (RSUs) using the treasury stock method. In 2014, 83 common shares underlying RSUs were antidilutive and excluded from diluted average shares outstanding.
The following table presents the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$12,445	$8,172	$(6,203)
Denominator:
Weighted average shares outstanding	23,853	20,553	20,553
Dilutive effect of RSUs	1	—	—
Diluted average shares outstanding	23,854	20,553	20,553
Net income (loss) per share, basic	$0.52	$0.40	$(0.30)
Net income (loss) per share, diluted	$0.52	$0.40	$(0.30)

(w)    Recently Issued Accounting Pronouncements
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
In August 2014, the FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events.  This ASU is effective for annual periods ending after December 15, 2016. Early application is permitted. The Company does not believe that it has met the conditions under this ASU that would require additional disclosure within its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this ASU, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. The Company expects to adopt this standard in the first quarter of 2015.

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
In 2014, the Company granted 651 time-based restricted share units (RSUs) and 604 performance-based RSUs, which are subject to such conditions and restrictions, including continued employment or service and/or achievement of pre-established performance goals and objectives, and provide for the issuance of one common share of the Company to the holder per RSU. Time-based RSUs awards generally vest according to the following schedule: 1/3 in February 2015, 1/3 in July 2015, and the remainder in July 2016. Performance-based RSUs were scheduled to vest based on the following schedule, subject to the achievement of performance criteria established at the time of grant: 1/2 in February 2015, 1/4 in April 2015 and the remainder in July 2015. To cover the vesting of its RSUs, the Company will issue new shares from its authorized, unissued share capital.
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

In 2014, share-based compensation expense of $3,963 was recorded in selling, general and administrative expenses. As of December 31, 2014, unrecognized compensation expense was $6,065, which is expected to be recognized over a remaining weighted average period of 8 months.
The following table summarizes additional information concerning our unvested RSU units:

	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	—	$—
Granted	1,255	9.21
Vested	(36)	11.00
Forfeited	(95)	9.53
Unvested at December 31, 2014	1,124	$9.09
The total fair value of RSUs at the date of vesting was $218 in 2014.

(4)	Acquisitions
On March 6, 2012, the Company entered into a purchase agreement to buy 100% of the shares of TCP B.V. for an initial cash payment of $1,059, the settlement of finance receivables of $6,606, plus additional cash consideration of up to $924 contingent upon the achievement of specified sales targets by July 2014. The purchase was consummated on June 8, 2012. The fair value of the contingent consideration arrangement of $703 was estimated based on an option pricing approach that utilizes Level 3 inputs. Key assumptions included a discount rate of 16.7% and forecasted revenues for TCP B.V. The effect of a 1.0% change in discount rates would have had an immaterial impact on the fair value of contingent consideration. Subsequent to the acquisition date, the Company amended the contingent consideration arrangement to a fixed settlement arrangement. The first settlement payment of $442 was paid in January 2013 and the final settlement payment of $381 was paid in August 2013. TCP B.V.’s financial results are included in these consolidated financial statements beginning as of June 8, 2012.
On July 2, 2012, the Company acquired 100% of the shares of TCP Brazil for $100 and the settlement of the finance receivable of $289. TCP Brazil’s financial results are included in these consolidated financial statements beginning as of July 3, 2012. The goodwill recognized in the acquisition consists of expected synergies from combining the operations of the Company and TCP Brazil. The goodwill recognized is not deductible for income tax purposes.
The following tables summarize the consideration for TCP B.V. and TCP Brazil, and the allocation for the amounts of assets acquired and liabilities assumed at the acquisition dates:

	TCP B.V.	TCP Brazil
Consideration:
Cash	$1,059	$100
Settlement of finance receivables	6,606	289
Contingent consideration	703	—
Total consideration	$8,368	$389

	TCP B.V.	TCP Brazil
Recognized amounts of identified assets acquired and liabilities assumed:
Cash	$2,754	$5
Inventory	881	74
Accounts receivable and other assets	2,257	50
Customer relationships	3,430	70
Noncompete agreements	260	—
Goodwill	—	209
Liabilities assumed	(1,144)	(19)
Net deferred tax liabilities	(70)	—
Total identifiable net assets	$8,368	$389

Total acquisition costs in 2012 were $70, which are reflected in selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss).

(5)	Restructuring Charges
In October 2012, the Company initiated the restructuring of its European operations to improve profitability. The Company recorded restructuring charges of $424 in 2012, which represent expenses directly related to the restructuring that do not provide future economic benefit. These charges primarily consist of employee termination costs, professional and legal fees, and contract terminations costs and are included in selling, general, and administrative expense in the consolidated statements of comprehensive income (loss). In 2013, the Company did not incur any restructuring charges and fully settled all outstanding liabilities associated with the restructuring of its European operation.
Restructuring accrual activity, combined as set forth in the Company’s consolidated statements of comprehensive income (loss), is summarized below:

	Year ended December 31, 2013		December 31, 2013
	Expense	Payments	Liability
Severance costs	$—	$256	$—
Other termination costs	—	70	—
Total restructuring charges	$—	$326	$—

	Year ended December 31, 2012		December 31, 2012
	Expense	Payments	Liability
Severance costs	$270	$14	$256
Other termination costs	154	84	70
Total restructuring charges	$424	$98	$326

(6)	Allowance for Doubtful Accounts
A reconciliation of the allowance for doubtful accounts for 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Balance at beginning of year	$1,479	$1,370	$866
Bad debt expense	423	317	612
Write-offs, net of recoveries	(474)	(208)	(108)
Balance at end of year	$1,428	$1,479	$1,370

(7)	Inventories
Inventories consisted of the following at December 31:

	2014	2013
Raw materials	$18,577	$20,005
Work in process	12,361	11,630
Finished goods	91,404	87,842
Total inventories	$122,342	$119,477

(8)	Property, Plant and Equipment
Property, plant, and equipment, net consisted of the following at December 31:

	2014	2013
Land and land improvements	$1,843	$766
Buildings and building improvements	55,067	57,476
Manufacturing equipment	42,453	42,527
Office furniture and computer equipment	11,672	12,335
Construction in process	2,828	461
	113,863	113,565
Less accumulated depreciation	(41,826)	(39,007)
Total property, plant, and equipment, net	$72,037	$74,558
Depreciation expense was $8,001 in 2014, $7,338 in 2013 and $6,723 in 2012. Property, plant, and equipment at December 31, 2014 and 2013 include assets recorded under capital leases with a cost basis of $804 and $10,536, and accumulated depreciation of $763 and $3,132, respectively.
The Company owns certain properties in China, for which the Company has not obtained the title ownership certificates. For the properties without title ownership certificates, there are no legal impediments to obtaining the title ownership certificates, the buildings are ancillary buildings that do not have a material effect on the Asian subsidiaries’ operations, or the Asian subsidiaries obtained a confirmation letter from the relevant governmental authority stating that it will not dismantle the buildings as long as the relevant Asian subsidiaries are in operation.

(9)	Goodwill and Intangible Assets, net
The carrying amount of goodwill is summarized as follows:

	2014	2013
Balance at beginning of year	$184	$212
Foreign currency effect	(22)	(28)
Balance at end of year	$162	$184
Goodwill is included in other long-term assets within the consolidated balance sheets.
Finite-lived intangible assets are summarized as follows:

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$3,354	$(1,009)	$2,345

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$3,565	$(592)	$2,973
Noncompete agreement	265	(245)	20
Total intangible assets	$3,830	$(837)	$2,993
Amortization expense for intangible assets subject to amortization was $504 , $700 and $330 for the years ended December 31, 2014, 2013 and 2012, respectively. Future amortization expense is expected to be $433 in 2015 and each of the years thereafter through 2019.

(10)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2014	December 31, 2013
Accrued payroll and related expenses	$27,931	$26,400
Accrued legal settlements	8,843	8,694
Accrued rebates	9,551	5,131
Income taxes payable	6,559	4,456
Accrued product warranties	1,186	976
Other	23,756	16,882
Total accrued expenses and other current liabilities	$77,826	$62,539

(11)	Financing Agreements
Debt consisted of the following at December 31:

	2014	2013
Short-term loans:
Revolving line of credit, LIBOR rate loans	$3,432	$25,000
Revolving line of credit, prime rate loans	10,000	2,136
Short-term bank loans	61,177	95,215
	74,609	122,351
Long-term debt:
Financing liability	—	7,770
Mortgage note payable	5,502	87
Capital leases	42	139
Note payable	—	46
	5,544	8,042
Total debt	80,153	130,393
Less short-term portion	(74,813)	(122,840)
Long-term portion	$5,340	$7,553
Revolving Line of Credit: The revolving line of credit agreement provides borrowings up to $40,000 maturing July 25, 2018. Borrowings under the revolving line of credit agreement are limited based on certain percentages of eligible accounts receivable and inventory and are collateralized by substantially all of the assets of the Company’s U.S. and Canadian subsidiaries (TCP North America). Additionally, the Company is required to maintain a lockbox for the collection of its accounts receivable; the proceeds of which may be applied against outstanding borrowing at the discretion of the lender. The remaining borrowing capacity under the revolving line of credit was $23,392 at December 31, 2014.
The interest rate related to borrowings under this agreement is at the Company’s option of London Interbank Offered Rate (LIBOR) loans, with interest due at LIBOR plus the Applicable Margin, or prime rate loans, with interest due at the bank’s prime rate plus the Applicable Margin (prime rate and Applicable Margin are each defined in the revolving line of credit agreement). These rates are subject to an interest rate matrix based on TCP North America’s fixed charge coverage ratio. Interest on the LIBOR rate loans and prime rate loans was 3.4% and 5.5%, respectively, at December 31, 2014. Interest on the LIBOR rate loans and prime rate loans was 3.4% and 5.5%, respectively, at December 31, 2013. Additionally, a commitment fee of 0.4% per annum is due quarterly for any unused capacity under the revolving line of credit.
The revolving line of credit agreement contains certain restrictive covenants that, among other things, limits additional indebtedness, restricts nontax related distributions and capital expenditure levels, and requires TCP North America to maintain a specified fixed charge coverage ratio. Additionally, the agreement requires that the aggregate intercompany payable from TCP North America to TCP Asia never be less than $33,000.
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
As of December 31, 2014, the Company was in compliance with the financial and other covenants in its revolving line of credit.
Short-term Bank Loans: These loans primarily are comprised of short-term notes with various financial institutions in China with maturities ranging from January 2015 to October 2015. The original term for all of the loans was one year or less. Such loans are generally rolled over for an additional 12 months upon maturity. The weighted average interest rate on these loans was 4.3% and 3.6% at December 31, 2014 and 2013, respectively.
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
In June 2014, the Company acquired all of the membership interests of TCP Campus in exchange for the warehouse owned by the Company in Aurora, Ohio, resulting in the elimination of the financing liability. Refer to Note 16 for further discussion of the TCP Campus transaction.
Mortgage Note Payable: The Company had a mortgage note payable in 180 monthly payments of $4, which included interest at a rate of 5.4%, through December 2015. This note was collateralized by a warehouse and was guaranteed by the Company’s CEO. The Company repaid this mortgage in full in June 2014.
In conjunction with the acquisition of the membership interests of TCP Campus, the Company assumed the mortgage note payable on the related land and building. The mortgage requires monthly payments of $42, which includes interest at a rate of 6.0%, and a lump-sum payment of $5,077 upon maturity in May 2017. This note is collateralized by the warehouse facility and is guaranteed by the Company’s CEO. The net book value of the warehouse facility was $8,383 at December 31, 2014. Refer to Note 16 for further discussion of the TCP Campus transaction.
Capital Leases: The Company entered into certain capital leases with initial terms ranging from three to five years maturing at various dates through April 2017. Payments are due monthly under these leases with interest at approximately 8.0%.
Note Payable: In May 2011, the Company issued a note payable for various enterprise software and support. The note, which is unsecured, was payable in quarterly installments of $24, including interest at a rate of 6.7%, through April 2014.
The following is a summary of aggregate maturities of long-term debt at December 31, 2014 for each of the next five years:

Year ending December 31:
2015	$204
2016	213
2017	5,127
Total	$5,544

(12)	Income Taxes
Income (loss) before income taxes based on geographic location to which such earnings are attributable for 2014, 2013, and 2012 are provided below:

	2014	2013	2012
United States	$886	$1,318	$(23,657)
Non U.S.	17,148	11,516	14,716
Income (loss) before income taxes	$18,034	$12,834	$(8,941)
Income tax expense (benefit) for 2014, 2013, and 2012 consists of the following:

	2014	2013	2012
Current:
United States-Federal	$5,103	$347	$1,754
United States-State and Local	621	53	216
Foreign	6,259	7,093	8,028
Total current	11,983	7,493	9,998
Deferred:
United States-Federal	(4,578)	43	(9,362)
United States-State and Local	(578)	5	(1,230)
Foreign	(1,238)	(2,879)	(2,144)
Total deferred	(6,394)	(2,831)	(12,736)
Income tax expense (benefit)	$5,589	$4,662	$(2,738)
The differences between income taxes computed using the U.S. federal statutory income tax rate of 35% and the income tax expense (benefit) presented within the consolidated statements of comprehensive income (loss) are as follows:

	2014	2013	2012
U.S. federal income tax expense (benefit) at statutory rate	$6,312	$4,492	$(3,129)
Rate difference on foreign income	(2,306)	(1,892)	(2,279)
Permanent differences	653	1,656	541
(Decrease) increase in valuation allowance	(106)	(502)	1,959
Uncertain income tax positions	874	877	829
State and local, net of federal benefit	28	38	(659)
Other	134	(7)	—
Income tax expense (benefit)	$5,589	$4,662	$(2,738)

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2014	2013
Deferred tax assets:
Bad debt reserve	$1,158	$406
Inventory provision	11,277	7,585
Accrued liabilities	11,929	10,276
Property, plant, and equipment	1,214	839
Intangible assets	176	245
Share-based compensation	1,418	—
Net operating loss carryforwards	3,165	3,034
Total deferred tax assets	30,337	22,385
Deferred tax liabilities:
Property, plant, and equipment	(690)	(582)
Other	(1,981)	(461)
Total deferred tax liabilities	(2,671)	(1,043)
Valuation allowance	(3,272)	(3,338)
Net deferred tax assets	$24,394	$18,004
Net operating loss carryforwards by location at December 31, 2014 are as follows:

	Loss carryforward	Expiration
Asia	$7,821	2015 - 2020
Europe	3,459	2019 - 2022
South America	559	No expiration
A valuation allowance has been provided against loss carryforwards when the benefit from these losses is not expected to be realized. The changes in the valuation allowance for deferred tax assets are as follows:

	2014	2013	2012
Balance at beginning of year	$3,338	$3,714	$1,749
Additions, primarily related to operating losses	500	574	1,959
Utilization of operating loss carryforwards	(606)	(1,076)	—
Expiration of operating loss carryforwards	—	(74)	—
Foreign currency effect	40	200	6
Balance at end of year	$3,272	$3,338	$3,714
Deferred taxes have not been provided for the undistributed earnings of the Company’s subsidiaries (primarily, TCP Asia) of approximately $95,270 and $82,232 at December 31, 2014, and 2013, respectively as it is the Company’s policy to indefinitely reinvest these earnings. Determination of the amount of unrecognized deferred tax liability related to these undistributed earnings is not practicable.

Accounting for Uncertainty in Income Taxes
The Company only recognizes the economic benefit associated with a tax position taken or expected to be taken if it is more likely than not that a tax position ultimately will be sustained. These unrecognized benefits have been recorded within long-term income taxes payable based on management’s estimate of when these liabilities will be settled. The changes in long-term income taxes payable for uncertain income tax positions are as follows:

	2014	2013	2012
Balance at beginning of year	$7,043	$5,980	$5,139
Interest and penalties accrued on uncertain tax positions	874	877	829
Foreign currency effect	(26)	186	12
Balance at end of year	$7,891	$7,043	$5,980
In the event these uncertain positions do not result in a tax liability to the Company, the reversal of the liability in a future period would benefit the effective income tax rate by $7,891. Interest and penalties of $874, $877 and $829 were recorded in 2014, 2013, and 2012, respectively, as income tax expense.
The Company files tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company's U.S. subsidiary was an S Corporation through December 30, 2010; therefore, all U.S. federal income tax matters and significant state tax matters for 2010 and prior are the responsibility of the former shareholders. However, the Company has indemnified the former shareholders of TCP U.S. for the years in which TCP U.S. was an S Corporation. The Company currently is under audit for its 2011 U.S. federal tax return. The Company no longer is subject to U.S. federal, state and local or foreign tax examinations for years before 2009.

(13)	Concentrations of Customer Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure to any one institution. Net sales to The Home Depot accounted for 24.6%, 31.4% and 28.8%, respectively, of consolidated net sales in 2014, 2013 and 2012. Net sales to Walmart accounted for 19.5%, 13.0% and 10.3%, respectively, of consolidated net sales in 2014, 2013 and 2012. The Home Depot and Walmart accounted for 20.5% and 18.4%, respectively, of total accounts receivable as of December 31, 2014 and Walmart accounted for 11.4% of total accounts receivable as of December 31, 2013. The Company does not have any off-balance-sheet credit exposure related to its customers.

(14)	Commitments and Contingencies
Product Warranties: The Company provides a limited warranty to end users of its products. Warranties are based on usage and are of varying lengths generally ranging from one to nine years from the date of purchase. Warranties cover defects in materials and workmanship. The Company has various options for remedying product warranty claims including, at the Company’s option, repairing or replacing the product. The Company accrues for product warranties at the time of sale, based upon historical data and specific known or anticipated nonproduct-related costs. A reconciliation of the warranty reserve, which is included within other current liabilities, is as follows:

	2014	2013	2012
Balance at beginning of year	$976	$1,046	$1,025
Provision for warranties during the year	1,671	738	566
Settlements made during the year	(1,461)	(808)	(545)
Balance at end of year	$1,186	$976	$1,046

Operating Leases: The Company leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases was $1,877 in 2014, $1,244 in 2013, and $1,140 in 2012. Future minimum lease payments under noncancelable operating leases as of December 31, 2014 are as follows:

Year ending December 31:
2015	$1,452
2016	1,204
2017	1,200
2018	643
2019	2
Total	$4,501
Legal Matters
Intellectual Property
GE Lighting Solutions, LLC
In January 2013, GE Lighting Solutions, LLC filed a lawsuit in the U.S. District Court for the Northern District of Ohio, naming the Technical Consumer Products, Inc., a wholly owned subsidiary of the Company, as a defendant. The litigation alleges that Technical Consumer Products, Inc., by importing, making, selling, offering to sell, and/or using eleven specific LED lamps, is infringing on two GE patents related to LED lamp heat dissipation. To date, GE has not specified a monetary amount for its alleged damages but has indicated that it will seek a reasonable royalty for its two patents. Following decisions by the Court limiting the scope of the case to the sale of accused products after January 1, 2013, the Company has recorded a liability of $1,300 and $1,200 at December 31, 2014 and 2013, respectively, for the probable resolution of this matter. The Company believes that it is reasonably possible that the settlement of this matter may exceed the recorded liability based on the royalty rates demanded by GE during early, informal settlement discussions that could lead to a claim for royalties up to $5,200. The Company believes that its reasonably possible range of loss has been reduced during the year due to recent Court decisions limiting the scope and time-period of GE's claim.
Philips Solid-State Lighting Solutions, Inc.
In October 2012, the Company instituted litigation against Koninklijke Philips Electronics N.V. relating to alleged infringement of certain LED lighting-related patents. The defendant later substituted the named defendant for Philips Solid-State Lighting Solutions and U.S. Philips Corp. (collectively, Philips). In 2013, the parties conducted discovery, exchanged noninfringement contentions, and filed briefs as to the validity of Philips’ patents-in-suit. In December 2013, the Company and Philips entered into a settlement agreement, without admission of liability, providing for the dismissal of the litigation (the Settlement Agreement). As part of the Settlement Agreement, the Company entered into a patent license agreement with Philips granting the Company a nonexclusive, nontransferable, indivisible license on certain LED patents, effective from December 2013 through December 2028. In exchange, the Company agreed to pay $4,000 in 2013, $5,000 in 2014, $5,000 in 2015, $5,000 in 2016 and $3,500 in 2017 to Philips.
The Company identified the settlement of litigation regarding the prior use of Philips’ patents and the future use of Philip’s patent license portfolio as elements of the arrangement for accounting purposes. The Company valued each element of the arrangement and allocated the consideration paid to each element using relative fair values. To determine the consideration value, the Company discounted the payments using an imputed interest rate of 5.0% for a value of $20,564. The fair value of the license agreement was calculated by applying a market royalty rate, utilizing level 2 inputs, to the historical revenue and expected future revenue generated from the products associated with the license portfolio. The market royalty rate was based on the rate charged by Philips within their existing license programs related to LED technology. Based on the relative fair values of each element, $1,832 of the consideration was allocated to the settlement of litigation and expensed in 2013 and $18,732 of the consideration was allocated to the future use of Philip’s patent license portfolio and recorded on the Company’s consolidated balance sheets as a deferred costs. Amortization of the deferred costs is computed based on projected sales containing the licensed intellectual property over the 15-year term of the license agreement and is included as a component of cost of sales in the consolidated statements of comprehensive income. In 2014, amortization of the deferred costs was $718. No amortization of deferred costs was recorded in 2013 and 2012.
GEO Foundation Ltd.
In July 2004, TCP entered into an exclusive license agreement with the Geo Foundation, Ltd (Geo), which holds patents of certain compact fluorescent lamps through 2018. Under the terms of the agreement, TCP was required to pay Geo a royalty based upon sales of such products. In June 2006, a federal court ruled that certain of the patents underlying the license agreement were unenforceable due to inequitable conduct on behalf of the licensor. This decision was affirmed by the U.S. Federal Circuit Court of Appeals in October 2007 and the U.S. Supreme Court in June 2008. As a result of the court rulings, TCP believed that it was not contractually obligated to pay royalties under this agreement and, therefore, did not accrue or pay any royalties for 2006 or any subsequent period. In December 2010, the licensor initiated arbitration under the terms of the license agreement seeking payment, plus late payment fees and interest, for royalties from 2006 through the current date. The arbitrator issued a final award in April 2013, finding TCP liable for royalties due under the license agreement for the period of January 1, 2006 through January 23, 2008, plus a late payment charge. In July 2013, TCP entered into a settlement agreement with Geo whereby TCP agreed to make scheduled payments of $5,490 in 2013, $3,175 in 2014, $3,175 in 2015, $1,847 in 2016, $3,693 in each year from 2017 through 2020, and $1,847 in 2021. As a result of the settlement, Geo has also released TCP as to future litigation and liability related to TCP’s use of the patents identified in the license agreement. Discounting the payments using an interest rate of 3.9%, the Company recorded a liability of $27,000 as of December 31, 2012. As of December 31, 2014 and 2013, the remaining liability was $19,482 and $21,870, respectively.
Other Legal Matters
Laura Hauser vs. Technical Consumer Products, Inc.
On February 26, 2015, Laura Hauser filed a complaint in the Court of Common Pleas of Cuyahoga County, Ohio, against the Company, its wholly-owned subsidiary Technical Consumer Products, Inc., and Ellis Yan, alleging that Mr. Yan mistreated Ms. Hauser in connection with her employment as the General Counsel and Secretary of the Company. In addition to asserting a number of tort claims against Mr. Yan, Ms. Hauser asserted a claim against the Company for respondeat superior. Ms. Hauser has not formally specified the alleged damages she is seeking for this matter. The Company believes Ms. Hauser's claim against the Company is without merit and intends to vigorously defend itself. As this litigation is in the early onset of discovery, the Company is unable to determine the probability and amount of loss, if any, related to this litigation.
On February 26, 2015, Ms. Hauser also filed a complaint with the U.S. Department of Labor-OSHA alleging that the Company committed retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act and the Consumer Product Safety Act (Laura Hauser v. TCP International Holdings Ltd. et al). Ms. Hauser filed an amended complaint on March 16, 2015, against the Company and Mr. Yan asserting that the parties reduced Ms. Hauser’s responsibilities and placed her on administrative leave in part due to alleged protected activities. On March 16, 2015, OSHA initiated an investigation regarding Ms. Hauser's claims. The Company believes Ms. Hauser’s claims lack merit and will fully cooperate with OSHA's investigation.
Securities Litigation
Following press reports of the Hauser litigation filed in Cuyahoga County, Ohio, putative shareholders filed two securities class action complaints in the United States District Court for the Northern District of Ohio, a securities class action complaint in the United States District Court for the Southern District of New York and a securities class action complaint in the Court of Common Pleas of Cuyahoga County, Ohio. The putative shareholders assert a number of alleged securities violations against the Company, certain current and former officers and directors of the Company, and the underwriters of the Company's IPO, including violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims generally involve alleged material misstatements and omissions in connection with the IPO prospectus and registration statement and seek an unspecified amount of damages. The Company plans to seek consolidation of the securities class action complaints filed in the Northern District of Ohio and the Southern District of New York. The Company believes these claims lack merit and intends to vigorously defend itself. As this litigation is in the early onset of discovery, the Company is unable to determine the probability and amount of loss, if any, related to this litigation.
Other
Additionally, in the normal course of business, the Company is subject to various other legal claims, actions, and complaints. The Company recorded a liability for certain asserted claims that the Company believed were probable and estimable of $25 and $155 at December 31, 2014 and 2013, respectively.
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

Refund of U.S. Customs Import Tariffs: In October 2012, U.S. Customs and Boarder Protection (U.S. Customs) issued a ruling stipulating the import tariff classification on certain of the Company’s LED lamps, thereby raising the duty rate on such lamps to 6.0% ad valorem. In January 2013, the Company filed a Ruling Reconsideration with U.S. Customs and, in June 2013, began filing monthly Submissions of Protest for import entries retroactively to February 2012. Beginning in April 2014, the Company began receiving refunds relating to the protested entries and in July 2014, the Company received a notification of acceptance of its Ruling Reconsideration that affirmed a lower import tariff on the future import of certain of its LED lamps. Based on the U.S. Customs’ revocation ruling and the favorable ruling on the Company’s protests, the Company believes that it may continue to receive refunds from pending protests with U.S. Customs over the next 12 months related to the overpayment of LED tariffs that could total $2,382 in the aggregate. As the ultimate outcome of the pending protests cannot be determined with precision, no amount for the possible collection of future refunds has been recognized at December 31, 2014. In 2014, the Company received refunds of $993, which have been recorded as a reduction of cost of goods sold within the consolidated statements of comprehensive income (loss).
Other Matters: The Company has recorded a liability for unpaid indirect taxes in China assumed as part of a prior acquisition of one of its subsidiaries that remain outstanding. Based on current tax regulations in China, the Company may be liable for interest on this unpaid tax balance. At December 31, 2014, the Company believes it is reasonably possible, but not probable, that up to $4,177 of interest could be assessed for these unpaid taxes, and therefore no liability for interest has been recorded as of December 31, 2014.

(15)	Employee Benefit Plan
The Company maintains a tax-qualified 401(k) savings plan for all eligible employees in the United States. The plan allows eligible employees to contribute a portion of their pretax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches 50% of participant contributions made to the plan up to 6% of the participant’s compensation. Company matching contributions were $352 in 2014, $291 in 2013, and $237 in 2012.

(16)	Variable Interest Entities
Consolidated VIE
The wife of a shareholder owned 100% of the stock of Zhenjiang Fengxin Electronic Equipment Co., Ltd. (ZFX) in China. Through 2011, ZFX assembled inventory for the Company’s Asian operations with all of the revenues and income of this entity derived from transactions with the Company. ZFX did not have the management resources or expertise to manage day-to-day operations or strategic objectives. All such management responsibilities have been performed by the management of TCP Asia for no additional compensation. Since the Company controlled the activities of ZFX and the Company was exposed to losses from ZFX through its intercompany accounts receivable, the Company was deemed to be the primary beneficiary. As the Company controlled all of the economic activity of ZFX, the results of this VIE are presented as attributable to TCP International. Additionally, ZFX had no impact on net sales or net income since all sales and profits related to intercompany transactions, including transactions with the VIE, are eliminated in consolidation.
At the beginning of 2012, the Company ceased assembly business with ZFX, and the entity had minimal financial activity. In 2013, the shareholders of ZFX formally dissolved the entity, resulting in income to ZFX from the forgiveness of intercompany and third party liabilities. The assembly of the lighting components previously performed by ZFX is performed through wholly owned subsidiaries of TCP International. As a result of the dissolution of ZFX, the Company realized a net gain of $272 from the forgiveness of third party liabilities.

The following is a summary of the assets, liabilities, sales, and net income (loss) for ZFX. The assets of this entity consisted primarily of cash and leasehold improvements, and the liabilities consisted primarily of accounts payable (including intercompany accounts payable). There were no restrictions limiting the use of the entity’s assets.

	2013	2012
Current assets	$—	$7
Long-term assets	—	19
Due to TCP International	—	2,017
Current liabilities	—	1,066
Net sales	—	—
Net income (loss)	3,092	(35)

Unconsolidated VIEs
TCP Campus was owned 100% by a shareholder of the Company and his wife. TCP Campus’s initial funding included a loan for $3,300 from the Company and a nominal equity contribution by the equity owner. TCP Campus owned the warehouse and office in Aurora, Ohio leased by the Company. In determining the primary beneficiary of TCP Campus, the Company gave greater consideration to the legal form of ownership that grants control over TCP Campus to the equity owners. The Company’s outstanding loan receivable from TCP Campus, representing its maximum exposure to loss was $1,915 at December 31, 2013. This receivable was recorded within finance receivables from related parties.
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
TCP B.V. was formed in 2009 to serve as the Company’s distributor in the European market and business activities began in 2010. TCP B.V. was owned 100% by the Cremer Group B.V., which was wholly owned by an unrelated third party. TCP B.V.’s initial funding included a loan for $947 from the Company along with an equity contribution of $25 from the equity owner. In determining the primary beneficiary of TCP B.V., the Company gave greater consideration to the legal form of ownership that grants exclusive control over TCP B.V. to the equity owner. However, the Company was able to exert significant influence over TCP B.V. through its financing and product development support and, therefore, was considered a related party for financial reporting purposes. On June 8, 2012, the Company acquired 100% of the shares of TCP B.V.
TCP Brazil was formed in 2010 to serve as the Company’s distributor in the Latin American market and business activities began in 2011. TCP Brazil was 100% owned by an unrelated third party. TCP Brazil’s initial funding included a loan for $60 from the Company along with an equity contribution of $24 from the equity owner. In determining the primary beneficiary of TCP Brazil, the Company gave greater consideration to the legal form of ownership that grants control over TCP Brazil to the equity owner. However, the Company was able to exert significant influence over TCP Brazil through its financing and product development support and, therefore, was considered a related party for financial reporting purposes. On July 2, 2012, the Company acquired 100% of the shares of TCP Brazil.

(17)	Related Party Transactions
A summary of related party transactions were as follows:

	2014	2013	2012
Transactions:
Rent expense	$393	$215	$212
Interest expense on financing liability	237	486	503
Forgiveness of shareholder loans receivable	—	46,724	—
Finance receivables from related parties: The Company had a noninterest-bearing loan due from TCP Campus of $1,915 at December 31, 2013. In June 2014, the Company acquired all of the membership interests of TCP Campus in exchange for the warehouse owned by the Company in Aurora, Ohio, resulting in the elimination of the financing liability. Refer to Note 16 for further discussion of the TCP Campus transaction.
In 2012, the Company had inventory advances of $337 with TCP B.V.
Shareholder loans receivable: This balance represented U.S. dollar denominated, noninterest-bearing loans made by certain entities of TCP Asia to shareholders of the Company. In December 2013, the total amount of shareholder loans receivable outstanding of $46,724 were forgiven by the Company. The shareholder loan balance historically was recorded as a reduction of equity in the consolidated balance sheets and, therefore, the forgiveness was recorded as a direct charge to equity.
Other related party transactions: The Company leases warehouse and office space in China from related parties owned by the Company’s shareholders or members of their family.

In December 2013, the Company sold a building of one of its Chinese subsidiaries to an entity owned and controlled by a shareholder of the Company for $673. The sale resulted in a financial statement gain of $302, equal to the difference between the cost basis of the asset and the purchase price. This gain was recorded, net of tax of $55, as a direct contribution to equity since the transaction was between entities under common control.
Related party VIEs: As further described in note 16, the Company historically consolidated an entity in Asia that was owned and controlled by the family members of a shareholder since the Company was the primary beneficiary. This entity was dissolved in December 2013.
Stock purchase agreement: On February 29, 2012, the principal shareholders of the Company, who are also family members, entered into a Stock Purchase Agreement. On May 19, 2014, these shareholders entered into an amended and restated Stock Purchase Agreement. Under the Stock Purchase Agreement, one shareholder transferred 2,303 of common shares to the other shareholder for $1,500. The consummation of the transfer of common shares under the Stock Purchase Agreement occurred on May 23, 2014.
Indemnification Agreement: In 2011, TCP U.S. entered into a Tax Indemnity Agreement with the former shareholders of TCP U.S., pursuant to which it has agreed to make cash payments to the former shareholders in the event that they incur additional federal, state, or local income taxes as the result of a tax audit or other judicial proceedings affecting TCP U.S. for the years in which it was an S Corporation (2009 and 2010). Although the Company cannot reasonably estimate its maximum potential loss under the indemnification agreement, the Company does not believe the outcome of an examination for any of the open tax years would have material adverse effect on its results of operations, cash flows, or financial position. As of December 31, 2014, the Company did not have any material indemnification claims that were probable or reasonably possible.

(18)	Supplemental Cash Flow Information
Supplemental cash flow information:

	2014	2013	2012
Cash paid for:
Interest	$7,297	$5,521	$4,892
Income taxes	11,134	6,452	7,736
Noncash activities:
Noncash deferred costs from litigation settlement	—	16,564	—
Acquisition of equipment with capital and financing leases	—	59	118
Purchases of property and equipment included in accounts payable	5,756	9,603	11,731
Forgiveness of related party finance receivable	1,706	—	—
Forgiveness of shareholder loans	—	46,724	—
Noncash advance of inventory to related parties	—	—	337

(19)	Segment and Geographic Information
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

	Year Ended December 31,
	2014	2013	2012
Net sales by geographical area:
United States	$397,980	$337,392	$306,958
Canada	18,784	15,900	10,573
Asia	29,248	21,845	22,392
EMEA	32,338	32,856	8,653
Latin America	11,167	20,932	10,779
Total net sales	$489,517	$428,925	$359,355

Net sales by product line:
CFL	$268,881	$289,315	$260,731
LED	190,632	107,130	56,570
Linear and fixtures	12,289	20,678	31,818
Other	17,715	11,802	10,236
Total net sales	$489,517	$428,925	$359,355

	December 31, 2014	December 31, 2013
Property, plant and equipment, net:
United States	$12,927	$12,566
Asia	58,457	60,931
EMEA	643	1,048
Latin America	10	13
Total property, plant and equipment, net	$72,037	$74,558

(20)	Additional Information-Condensed Parent Company Financial Information
The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies in the People’s Republic of China. The Chinese Yuan (CNY) is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to exchange control regulations that restrict its ability to convert CNY into U.S. Dollars. Additionally, as described in note 11, the revolving line of credit agreement contains certain restrictive covenants that, among other things, restrict nontax related distributions. The total restricted portion of net assets at December 31, 2014 was $38,590.
The parent company’s investment in its subsidiaries has been recorded using the equity basis of accounting. The following condensed parent company financial statements should be read in conjunction with the consolidated financial statements of TCP International Holdings Ltd. and subsidiaries and notes thereto.

TCP INTERNATIONAL HOLDINGS LTD.
Parent Company Condensed Balance Sheets
(Amounts in thousands)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,068	$—
Due from subsidiaries	27,124	5,562
Prepaids and other current assets	258	58
Total current assets	38,450	5,620
Deferred costs	16,145	18,732
Investments in subsidiaries	44,272	30,793
Total assets	$98,867	$55,145
Liabilities and Shareholders’ Equity
Current liabilities:
Due to subsidiaries	$613	$34,289
Accrued legal settlement	4,786	4,786
Accrued expenses and other current liabilities	142	70
Total current liabilities	5,541	39,145
Legal settlement, net of current portion	7,623	11,820
Total liabilities	13,164	50,965
Shareholders’ equity:
Common stock	30,101	22,048
Additional paid-in capital	68,063	901
Accumulated other comprehensive income	9,290	13,721
Retained deficit	(21,751)	(32,490)
Total shareholders’ equity	85,703	4,180
Total liabilities and shareholders’ equity	$98,867	$55,145

TCP INTERNATIONAL HOLDINGS LTD.
Parent Company Condensed Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Royalty income from subsidiaries	$1,269	$—	$—
Royalty expense	(718)	—	—
Selling, general, and administrative expenses	(632)	(170)	(5,233)
Operating loss	(81)	(170)	(5,233)
Other (expense) income:
Undistributed income (losses) in subsidiaries	10,002	8,739	(1,459)
Interest expense	(1,118)	(390)	(124)
Interest income	417	74	—
Foreign exchange gains (losses), net	3,225	(38)	613
Income (loss) before income taxes	12,445	8,215	(6,203)
Income tax expense	—	43	—
Net income (loss)	$12,445	$8,172	$(6,203)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,431)	2,155	(559)
Comprehensive income (loss)	$8,014	$10,327	$(6,762)

TCP INTERNATIONAL HOLDINGS LTD.
Parent Company Condensed Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$12,445	$8,172	$(6,203)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Undistributed (income) losses in subsidiaries	(10,002)	(8,739)	1,459
Deferred income taxes	(8)	43	—
Changes in operating assets and liabilities	(56,825)	1,336	23,713
Net cash (used in) provided by operating activities	(54,390)	812	18,969
Cash flows from investing activities:
Acquisition of TCP B.V.	—	—	(1,059)
Investment in subsidiary	(151)	—	—
Net cash used in investing activities	(151)	—	(1,059)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	70,206	—	—
Payment of contingent consideration	—	(823)	—
Distributions to shareholders	—	—	(17,948)
Net cash provided by (used in) financing activities	70,206	(823)	(17,948)
Effect of exchange rate changes on cash and cash equivalents	(4,597)	3	(8)
Decrease in cash and cash equivalents	11,068	(8)	(46)
Cash and cash equivalents at beginning of year	—	8	54
Cash and cash equivalents at end of year	$11,068	$—	$8

(21)	Subsequent Events
As of March 31, 2015, the Company was in violation of the fixed charge ratio covenant within its Revolving Credit and Security Agreement as a result of the expiration of modifications to the fixed charge ratio to exclude payments related to the Geo Foundation litigation. The lender has agreed to waive this event of default. The Company had no borrowings outstanding under its revolving line of credit at March 31, 2015.
On April 15, 2015, Ellis Yan, the Company's Chief Executive Officer, entered into a Mutual Separation Agreement whereby he will not renew his employment agreement upon its expiration on June 30, 2015. Mr. Yan will remain a Director and continue to serve as Chairman of the Board of Directors. Under the terms of his Mutual Separation Agreement, Mr. Yan will receive severance comprised of continuing salary for three years. In addition, Mr. Yan is entitled to either continuation of medical, dental and health benefit plans or reimbursement of premiums for similar coverage. The Company expects to record severance expense of approximately $2,100 in the second quarter of 2015 following Mr. Yan's termination of employment, which will paid over a 3-year period.

(22)	Quarterly Financial Information (Unaudited)

	Three Months Ended
	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	Jun. 30, 2014	Sep. 30, 2014	Dec. 31, 2014
Net sales	$90,294	$111,157	$113,022	$114,452	$101,117	$112,464	$122,875	$153,061
Gross profit(1)	$20,835	$27,007	$23,503	$20,761	$24,787	$25,511	$26,633	$27,026
Net income (loss)	$941	$4,551	$4,292	$(1,612)	$3,921	$1,953	$4,502	$2,069
Net income (loss) per share-basic and diluted	$0.05	$0.22	$0.21	$(0.08)	$0.19	$0.10	$0.16	$0.07
(1)     Gross profit is derived by subtracting manufacturing cost of sales from net sales.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable
Item 9A. Controls and Procedures.

(a)	Disclosure controls and procedures.
As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded as of December 31, 2014 that due to a material weakness in our internal control over financial reporting, which is described below, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of our financial statements for the year ended December 31, 2014, we concluded there is a material weakness in the effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness was identified related to our control environment:

•
Our Chief Executive Officer's actions were inconsistent with setting an appropriate tone at the top by failing to adhere to the Company's established policies and procedures. Our Chief Executive Officer bypassed reporting lines established to enable the execution of authorities and responsibilities, which facilitate the flow of information to manage the activities of the Company and ensures that financial reporting matters could be adequately evaluated in a timely manner.

The control environment deficiency described above could have resulted in a failure to prevent or detect a material misstatement in our financial statements due to the omission of information or inappropriate conclusions regarding information required to be recorded, processed, summarized, and reported in the Company’s SEC reports. Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Remediation
To address the material weakness identified in our control environment, the Company is taking the following action to remediate the material weakness:

•
Our Chief Executive Officer, Ellis Yan, has agreed to not renew his employment agreement upon its expiration on June 30, 2015. As of such date, Mr. Yan will no longer be an executive, officer or employee of the Company or any of its subsidiaries, although he will remain a director of the Company and serve as its Chairman. Our board of directors has commenced a search for a Chief Executive Officer and expects to have a replacement by the end of 2015.

•
Mr. Yan has entered into an agreement with the Company in which he has agreed, through the date of termination of his service as an employee of the Company, to obtain the prior approval of the Company’s board of directors before taking certain specified actions on behalf of the Company.

•
We intend to conduct a thorough review of our organizational structure and the roles and responsibilities within each functional group, and will look to add executive resources within our operations and engineering departments and elsewhere, as appropriate, by the end of 2015.

•
The Company is committed to improving internal communication regarding its policies and procedures, and the dissemination of information among the various functional areas that are key to the accurate and timely preparation of SEC reports.

We plan to continue to review and make necessary changes to our internal control environment, as well as policies and procedures, to improve the overall effectiveness of internal control over financial reporting. Although we expect to complete our remediation plan during 2015, we cannot estimate how long it will take to complete the process or the costs of actions required. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. Prior to the completion of our remedial measures, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. See “Risks Related to Our Business" in Item 1A of this Annual Report on Form 10-K.

(b)	Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to our status as an emerging growth company established by the rules of the SEC for newly public companies.

(c)	Changes in internal control over financial reporting.
Other than the material weakness identified above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2014 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, will be included in the Company’s proxy statement for the 2015 Annual Meeting of Shareholders (2015 Annual Meeting), to be held in April 2015, and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors will be included in the Company’s proxy statement for the 2015 Annual Meeting and incorporated herein by reference. The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors. The following table summarizes information regarding executive officers of the Company:

Name	Age	Position(s)
Ellis Yan	60	Chief Executive Officer, Chairman and Director
Solomon Yan	70	President, Vice-Chairman and Director
Brian Catlett	53	Chief Financial Officer and Treasurer
Timothy Chen	53	Senior Vice President-Research and Development
Laura Hauser	51	General Counsel and Secretary
Thomas Luecke	55	Senior Vice President-EMEA
Huaqing Wang	41	Senior Vice President-Manufacturing and Procurement
Naiqi Zhao	52	Senior Vice President-Information Technology and Logistics

     Ellis Yan has served as our Chief Executive Officer, Chairman and as a director since 2010, and has served as the President and Chief Executive Officer of TCP US since 1993. He holds a bachelor’s degree in Accounting from Cleveland State University and received an Honorary Doctor of Business Administration degree from Cleveland State University. In 1989, Mr. Yan, together with his brother Solomon Yan, began developing, manufacturing and assembling lighting products in China. In 1993, he founded TCP US. From November 2009 until October 2011, he served on the board of directors of GreenField Solar Corp., a company in the solar energy field making high intensity photovoltaic concentrator systems.

Solomon Yan has served as our President, Vice-Chairman and as a director since our founding, and has served as President of TCP’s Chinese subsidiaries since 1995. He holds a bachelor’s degree from East China University of Science and Technology. Mr. Yan has been in the lighting business since 1989 when he and his brother, Ellis Yan, began developing, manufacturing and assembling lighting products and the components used in those products in China.

Brian Catlett has served as our Chief Financial Officer and Treasurer since January 2014 after serving as our Senior Vice President of Global Finance since 2012. For over 25 years, Mr. Catlett has served in various executive capacities including chief financial officer and managing partner of a private equity fund. From 2004 until 2012, Mr. Catlett was a partner in Consumer Innovation Partners, a consumer products private equity fund. Mr. Catlett holds a bachelor’s degree in Business Administration from the University of Iowa.

Timothy Chen has served as our Senior Vice President-Research and Development since 2009. Prior to joining the Company, he worked as Design Manager with GE Lighting from 1999 to 2009. He has over 23 years of experience in lighting and electronic systems. He holds a bachelor’s degree in electrical engineering from Tainjin University and a Masters of Engineering in electrical engineering from Tsinghua University.

Laura Hauser has served as our General Counsel and Secretary since May 2013. Prior to joining our company, she was a litigation partner at Thompson Hine LLP from 2000 to 2013, representing organizations and businesses in legal matters, arbitration tribunals, and in mediating and resolving legal disputes. She served on the firm’s Ethics and Conflicts Committee. Ms. Hauser holds a bachelor’s degree from The Ohio State University and obtained her Juris Doctorate from The Case Western University School of Law. Ms. Hauser is currently on administrative leave from the Company.

Thomas Luecke has served as our Senior Vice President-EMEA since 2013 after serving as a Vice President of European Operations since 2010. Thomas Luecke has more than 17 years of experience in the lighting industry. Prior to joining the Company, he worked at Philips Lighting as Senior Sales Director EMEA from 2003 to 2010. He holds a bachelor’s degree in business from the Frankfurt University.

Huaqing Wang has served as our Senior Vice President-Manufacturing and Procurement since 2013 after serving as our Deputy General Manager since 2011. Ms. Wang has nearly 20 years of experience in engineering, quality control, and purchasing and production management. Prior to joining the Company, she was General Manager at Zhenjiang Zhongdian Digital Ltd., Co. from 2009 to 2011. She holds a bachelor’s degree in Mechanical Engineering from North China Institute of Technology in China.

Naiqi Zhao has served as our Senior Vice President-Information Technology and Logistics since 2010. He previously served in information technology and supply chain roles with increasing levels of responsibility for the Company since 2003. He holds a bachelor’s degree in Engineering from Shanghai University of Science and Technology.

Code of Ethics
We have a code of ethics, entitled the Code Of Ethics for Principal Executive and Senior Financial Officers, which applies to our directors and all employees, including our chief executive officer and chief financial officer. The Code Of Ethics for Principal Executive and Senior Financial Officers are posted at the company investors area of our website, investors.tcpi.com.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive Proxy Statement for our 2015 Annual Meeting and that information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 of Regulation S-K will be set forth in our definitive Proxy Statement for our 2015 Annual Meeting, and incorporated herein by reference.

	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options,Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	1,159,507	N/A	1,340,493

Item 13. Certain Relationships and Related Transactions.
The information required by this Item will be set forth in our definitive Proxy Statement for our 2015 Annual Meeting and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this Item will set forth in our definitive Proxy Statement for our 2015 Annual Meeting and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules.
1. Documents filed as a part of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2014 and 2013

•	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

2. Financial statement schedule
Other schedules are omitted because they are not required or applicable, or the required information is included in our consolidated financial statements or related notes.

3. Exhibits
See Exhibit Index following the signature page of this Annual Report on Form 10-K.

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations, warranties, covenants and conditions by or of each of the parties to the applicable agreement. These representations, warranties, covenants and conditions have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCP INTERNATIONAL HOLDINGS LTD.
By:	/s/ Ellis Yan
Ellis Yan Chief Executive Officer and Chairman
Date:	April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Ellis Yan	Chief Executive Officer and Chairman (Principal Executive Officer)	April 15, 2015
Ellis Yan

/s/ Brian Catlett	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2015
Brian Catlett

/s/ Solomon Yan	President and Vice Chairman	April 15, 2015
Solomon Yan

/s/ George Stricker	Director	April 15, 2015
George Stricker

/s/ Eric Peterson	Director	April 15, 2015
Eric Peterson

/s/ Steven Willensky	Director	April 15, 2015
Steven Willensky

EXHIBIT INDEX

EXHIBIT INDEX	DESCRIPTION

3.1	Form of Registrant’s Amended and Restated Articles of Association (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2014).
3.2	Form of Registrant’s Amended and Restated Organizational Regulations (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2014).
10.1
Form of 2014 Omnibus Incentive Plan of TCP International Holdings Ltd. and Forms of Restricted Share Unit Agreement and Option Agreement thereunder (incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on June 16, 2014).

10.2
Form of Indemnification Agreement between the Registrant and certain of its officers, directors and key employees (incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on June 16, 2014).

10.3
Executive Employment Agreement between Technical Consumer Products, Inc. and Ellis Yan, effective July 1, 2012 (incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 21, 2014).

10.4	Waiver to Executive Employment Agreement between Technical Consumer Products, Inc. and Ellis Yan, dated March 23, 2015.
10.5	Mutual Separation Agreement among Ellis Yan, TCP International Holdings Ltd. and Technical Consumer Products Inc., dated April 15, 2015.
10.6
Executive Employment Agreement between Shanghai Qiangling Electronic Co., Ltd. and Solomon Yan, effective September 1, 2010 (incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on May 21, 2014).

10.7
Executive Employment Agreement between Technical Consumer Products Limited and Thomas Luecke, dated January 3, 2013 (incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on May 21, 2014).

10.8
Tax Indemnity Agreement between Technical Consumer Products, Inc., Ellis Yan, and The Lillian Yan Irrevocable Stock Trust, dated November 30, 2011 (incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 21, 2014).

10.9
Shareholders Agreement among Ellis Yan, Solomon Yan, the Lillian Yan Irrevocable Stock Trust, and TCP International Holdings Ltd., dated March 21, 2012, as amended June 24, 2014 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2014).

10.10
Registration Rights Agreement among Ellis Yan, Solomon Yan, the Lillian Yan Irrevocable Stock Trust, and TCP International Holdings Ltd., dated March 21, 2012. as amended June 24, 2014 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2014).

10.11(i)
Revolving Credit and Security Agreement among PNC Bank, National Association, Technical Consumer Products, Inc. and Bowman Lamps, LLC, dated December 11, 2009 and Amendment No. 1, dated December 17, 2010, to Revolving Credit and Security Agreement, dated December 11, 2009, as amended, among PNC Bank, National Association, Technical Consumer Products, Inc. and Bowman Lamps, LLC (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on May 21, 2014).

10.11(ii)
Amendment No. 2, dated April 28, 2011, to Revolving Credit and Security Agreement, dated December 11, 2009, as amended, among PNC Bank, National Association, Technical Consumer Products, Inc. and Bowman Lamps, LLC (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 21, 2014).

10.11(iii)
Amendment No. 3, dated July 25, 2013, to Revolving Credit and Security Agreement, dated December 11, 2009, as amended, among PNC Bank, National Association, Technical Consumer Products, Inc., Technical Consumer Products Canada, Inc. and Bowman Lamps, LLC (incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on May 21, 2014).

10.11(iv)
Amendment No. 4, dated September 30, 2014, to Revolving Credit and Security Agreement, dated December 11, 2009, as amended, among PNC Bank, National Association, Technical Consumer Products, Inc., Technical Consumer Products Canada, Inc. and Bowman Lamps, LLC (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2014).

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.