Form 10-K/A
TCP International Holdings Ltd.
filed 2015-04-30
CIK 1545391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

TCP INTERNATIONAL HOLDINGS LTD.
10-K Table of Contents

EXPLANATORY NOTE
TCP International Holdings Ltd. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on April 15, 2015 (the “Form 10-K”), solely for the purpose of amending Items 10 through 14 in Part III and Item 15 in Part IV. The information in Part III was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10- K, which permits such information to be incorporated in the Form 10-K by reference to a definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end.
We are filing this Amendment to include the Part III information in the Form 10-K because we no longer expect to file a definitive proxy statement containing this information before the date that is 120 days after our fiscal year end. Part IV is being amended to include as exhibits certain new certifications required of the principal executive officer and principal officer under Section 302 of the Sarbanes-Oxley Act of 2002, as amended. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the Form 10-K. Additionally, the reference on the cover page of the Form 10-K to the Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is hereby deleted. Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after April 15, 2015, the date the Form 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.
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

Eric Peterson has served as an independent director of our company since June 2014. He served in various roles in merchandising at The Home Depot from 1991 to 2011, including Senior Vice President of Merchandising, President of New Business, and President, Northwest Division. He holds a bachelor’s degree in Business Administration from Sacramento State University.

George Strickler has served as an independent director of our company since June 2014. He has served as the Executive Vice President, Chief Financial Officer and Treasurer of Stoneridge, Inc. since 2006. Mr. Strickler holds a bachelor’s degree in Accounting from Penn State University and a Master’s of Business Administration from the University of Akron.

Steven Willensky has served as an independent director of our company since December 2014. He previously served in various roles at the lighting division of the General Electric Company (“GE”) from 1985-1997, including Vice President & General Manager, Worldwide Marketing and Product Management, and Vice President, Marketing and Product Management for GE Lighting Europe. He served as Executive Senior Vice President, Marketing and Sales, of American Greetings Corporation from 2002 through 2008. Mr. Willensky holds a bachelor’s degree in Political Science from Brown University and a Master’s of Business Administration from Northwestern University.

Code of Ethics
We have a code of ethics, entitled the Code Of Ethics for Principal Executive and Senior Financial Officers, which applies to our directors and all employees, including our chief executive officer and chief financial officer. The Code Of Ethics for Principal Executive and Senior Financial Officers are posted at the company investors area of our website, investors.tcpi.com.
Director Compensation

Our director compensation program is designed to (i) attract and retain experienced and highly qualified individuals, (ii) align directors’ and shareholders’ interests and (iii) provide compensation commensurate with the responsibilities and workload expected from public company directors.
Our Board of Directors establishes non-employee director compensation. The Compensation Committee periodically reviews the amount and composition of non-employee director compensation and makes recommendations to the Board of Directors as needed with respect to changes in compensation form or amount. Employees who serve as directors do not receive additional compensation for their services as directors. We do not provide any perquisites to our non-employee directors.
Our non-employee directors will receive compensation in the form of equity granted under the terms of our 2014 Omnibus Incentive Plan and cash, as described below:

•	$50,000 as an annual cash retainer;

•	$60,000 as an annual equity-based compensation grant; and

•	$12,000 as an additional annual cash retainer for serving as a committee chair.

Equity Compensation. Commencing with our 2015 ordinary general meeting of shareholders, on the date of each ordinary general meeting of shareholders, each of our non-employee directors will be granted RSUs having a grant date fair value equal to $60,000, computed in accordance with FASB ASC Topic 718. The shares of our common stock underlying the RSUs will vest in full on the date of the next annual meeting of stockholders, subject to continued service through the period.
Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
George Strickler	31,000	60,000	91,000
Eric Peterson	31,000	60,000	91,000
Steven Willensky	-	16,607	16,607

(1)    The amounts in this column represent the aggregate grant date fair value of RSUs granted to our non-employee directors during fiscal 2014 computed in accordance with FASB ASC Topic 718. As of the last day of our fiscal year, our non-employee directors held unvested RSUs as follows: 5,455 shares for Mr. Strickler; 5,455 shares for Mr. Peterson; and 2,727 shares for Mr. Willensky. Amounts were determined by dividing the dollar value of the grant $60,000 by the IPO issuance price of our common shares.

Committees of Our Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Nominating and Corporate Governance Committee

Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at http://investors.tcpi.com. The charter requires that the committee consist of two or more directors who qualify as “independent” under the listing standards of the NYSE and as “non-employee directors” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 16b-3”). Currently, the members of our Nominating and Corporate Governance Committee are Eric Peterson, George Strickler, Steven Willensky and Ellis Yan. Steven Willensky is the chair of our Nominating and Corporate Governance Committee. Our Board of Directors has determined that Steven Willensky, Eric Peterson and George Strickler are independent under the listing standards of the NYSE and also qualify as “non-employee” directors within the meaning of Rule 16b-3.

Since the beginning of 2014, the Nominating and Corporate Governance Committee has held one meeting.
Our Nominating and Corporate Governance Committee oversees and assists our Board of Directors in reviewing and recommending corporate governance policies and nominees for election to our Board of Directors and its committees. The

Nominating and Corporate Governance Committee is responsible for, among other things: identifying and recommending to the Board individuals qualified to serve as our directors and on committees of the Board, advising the Board with respect to the Board composition, procedures and committees, developing and recommending to the Board a set of corporate governance guidelines and maintaining and updating such guidelines, as appropriate, reviewing, approving or ratifying related party transactions and other matters which may pose conflicts of interest, reviewing annually the performance of the Nominating and Corporate Governance Committee and overseeing the evaluation of the Board and our management.

Director Nomination Process

Although the Nominating and Corporate Governance Committee is responsible for identifying, screening and recommending candidates to the Board for Board membership, the Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between ordinary general meetings of shareholders. When formulating its Board membership recommendations, the Nominating and Corporate Governance Committee also considers advice and recommendations from others as it deems appropriate.

The Nominating and Corporate Governance Committee will consider candidates recommended by shareholders. In considering candidates submitted by shareholders, the Nominating and Corporate Governance Committee takes into consideration the needs of the Board and the qualifications of the candidate. The Nominating and Corporate Governance Committee may establish procedures, from time to time, regarding shareholder submission of candidates.
Board Membership Criteria
The Nominating and Corporate Governance Committee is responsible for assessing the appropriate balance of criteria required of Board members.
The Nominating and Corporate Governance Committee may apply several criteria in selecting nominees. At a minimum, the committee considers (a) whether each such nominee has demonstrated, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of the business and affairs of the Company and (b) the nominee’s reputation for honesty and ethical conduct in his or her personal and professional activities. Additional factors that the committee may consider include a candidate’s specific experiences and skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the committee considers appropriate in the context of the needs of the Board.

Audit Committee

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our corporate website at http://investors.tcpi.com. Our Audit Committee charter requires that the committee consist of three or more directors who satisfy NYSE independence requirements and additional independence criteria set forth under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. In order to be considered independent for purposes of Rule 10A-3(b)(1), our Board of Directors must consider whether the director has accepted, other than in his capacity as a member of the Board, consulting, advisory or other fees from us or whether he or she is an affiliated person of us. Currently, the members of our Audit Committee are Eric Peterson, George Strickler and Steven Willensky. Our Board of Directors has determined that all three members are independent under the listing standards of the NYSE and Rule 10A-3(b)(1). George Strickler is the chair of our Audit Committee and qualifies as an “Audit Committee Financial Expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Since the beginning of 2014, the Audit Committee has held two meetings. Additionally, beginning in December 2014, our Audit Committee conducted an investigation to address the management approach and conduct of our CEO and certain implications thereof, as described more fully in our Annual Report on Form 10-K, filed on April 15, 2015, under the caption “Legal Proceedings—Audit Committee Investigation.”
The Audit Committee is responsible for, among other matters: assisting the Board’s oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditors’ qualifications and independence, and the performance of our independent auditors and our internal audit function; deciding whether to recommend to the shareholders of the Company that they should appoint our independent auditors, and to pre-approve all audit, audit-related and other services (if any) to be provided by our independent auditors, and; preparing the report required to be prepared by the Audit Committee pursuant to the rules of the SEC for inclusion in our annual proxy statement.

Pursuant to NYSE listing requirements, we have an internal audit function, including third-party providers, to assess risk management and internal controls.

Compensation Committee

Our Board of Directors has adopted a written charter for the Compensation Committee, which is available on our corporate website at http://investors.tcpi.com. Our charter requires that Compensation Committee members satisfy NYSE independence requirements and additional independence criteria set forth under Rule 10C-1 of the Securities Exchange Act of 1934, as amended. In order to be considered independent for purposes of Rule 10C-1, our Board of Directors must consider whether the director has accepted, other than in his capacity as a member of the Board, consulting, advisory or other fees from us or whether he or she is an affiliated person of us. Each of the members of our Compensation Committee qualifies as an independent director pursuant to NYSE rules, Rule 10C-1 as well as Section 162(m) of the Internal Revenue Code of 1986, as amended. Currently, the members of our Compensation Committee are Eric Peterson, George Strickler and Steven Willenskey. Eric Peterson is the chair of our Compensation Committee.

Since the beginning of 2014, the Compensation Committee has held one meeting.
Our Compensation Committee oversees our compensation policies, plans and programs. The Compensation Committee is responsible for, among other things: reviewing and recommending policies, plans and programs relating to compensation and benefits of our directors, officers and employees; reviewing and recommending compensation and the corporate goals and objectives relevant to compensation of our CEO; reviewing and approving compensation and corporate goals and objectives relevant to compensation for executive officers other than our CEO; evaluating the performance of our CEO and other executive officers in light of established goals and objectives; and administering our equity compensations plans for our employees and directors.
Compensation Consultant
The Compensation Committee recognizes the importance of assuring that pay practices are reasonable and tied to performance. The Committee conducts an annual review of total remuneration practices, including review of all elements of compensation, for each of the named executive officers. The Compensation Committee has engaged Aon Hewitt to provide advice on the scope, terms and operation of executive compensation, as well as to provide analysis of peer group and market survey information. In addition, the Committee considers recommendations made by the CEO and members of senior management relating to corporate officers reporting to them.

In providing executive compensation consulting services to the Committee, Aon Hewitt interacts with management to gather information, such as compensation and benefits data along with financial projections and other relevant operational data about TCP not otherwise readily available from public sources, and information on the scope of TCP executive positions so that benchmarking is accurate.

On behalf of the organization and Compensation Committee, the company paid Aon Hewitt approximately $34,000 for consulting and other services with respect to executive compensation for 2014. Management also engaged Aon Hewitt to provide other compensation and benefits survey data and consulting services related to compensation for the general employee population.

Compensation Committee Interlocks and Insider Participation

Neither Mr. Peterson, Mr. Strickler nor Mr. Willensky is a former or current officer or employee of the Company or any of its subsidiaries, and neither has any relationship requiring disclosure under Item 404 of Regulation S-K promulgated under the Exchange Act.

Risks Related to Compensation Policies and Practices

After reviewing an annual risk assessment of our compensation policies and practices conducted by management, the Compensation Committee does not believe there are any risks from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on us.

Item 11. Executive Compensation.
Our named executive officers for 2014, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

•	Ellis Yan, our Chief Executive Officer and Chairman

•	Brian Catlett, our Chief Financial Officer and Treasurer

•	Laura Hauser, our General Counsel and Secretary. Ms. Hauser currently is on administrative leave from the Company.
The evaluation of the performance and development of our executive officers will be the responsibility of the Compensation Committee of our Board of Directors. In this role, the committee will review individual compensation and performance objectives while ensuring that we have effective and appropriate compensation programs in place. The Compensation Committee also will consider whether any of our compensation policies and practices create risks to our risk management practices or provide risk-taking incentives to our executives and other employees. As the manager of our executive team, our CEO will assess each executive’s contribution to our corporate goals along with their individual goals and will make recommendations to our Compensation Committee regarding the executive officers’ compensation. The committee will meet to review these recommendations as well as complete an evaluation of the CEO’s similar contributions and make a determination related to the compensation of all executives, including the CEO.

Our compensation philosophy is to provide a competitive compensation package that will:

•	fairly compensate our executive officers;

•	attract and retain qualified executive officers who are able to contribute to the long-term success of our company;

•	align our executives’ long-term interests with those of our shareholders.
We view the quality of our executive officers as critical to our long-term value. The compensation of our executive officers is, to a large degree, based upon achieving revenue and earnings targets, along with personal performance objectives and is designed to reward outstanding performance. The committee will also review our compensation policies and practices for other employees and determine whether any risks arise from such policies and practices, including risk-taking incentives created from such policies and practices that would likely have a material adverse effect on the company.

Our Compensation Committee is authorized to engage the services of outside consultants and advisors with respect to executive compensation. During 2014, our Compensation Committee engaged Aon Hewitt to advise on our executive compensation. Our Compensation Committee manages our executive officer compensation programs on a flexible basis that allows it to respond to market and business developments by allocating compensation between long-term and current compensation or between cash and non-cash compensation. While the Compensation Committee considers the overall mix of components in its review of compensation matters, it has not adopted formal or informal policies or guidelines. Our mix of compensation components is primarily composed of:

Component	Objective
Base Salary	Attract and retain executives

Annual Cash Incentive Bonus	Incentivize short-term performance

Equity compensation	Align executive compensation with the long-term success of the Company and shareholder’s interest

Other Benefits	Attract and retain executives and facilitate the performance of their job functions

Protect executive officers against adverse personal consequences that could result from acting in the best interests of our shareholders if a change in control of the Company were to occur
Summary Compensation Table
The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer at any time in 2014, and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Ellis Yan Chief Executive Officer and Chairman	2014 2013	688,720 701,632	343,610 294,662	- -	142,265 188,672	1,174,595 1,184,966
Brian Catlett Chief Financial Officer and Treasurer	2014	290,840	162,500	785,719	18,662	1,257,721
Laura Hauser General Counsel and Secretary	2014	250,005	124,253	785,719	13,184	1,173,161

(1)    The amounts reported represent the aggregate grant-date fair value of restricted stock units (RSUs) awarded to the named executive officer, calculated in accordance with FASB ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant-date fair value of the RSUs reported in this column are set forth in Note 3 to our audited consolidated financial statements included in our Annual Report on Form 10-K, as filed with the SEC on April 15, 2015.
Narrative to Summary Compensation Table
Employment Agreements
Ellis Yan entered into an employment agreement with our subsidiary, Technical Consumer Products, Inc., effective as of July 1, 2012 for a term of three years with automatic one year renewals unless the agreement is terminated by either party. Under his employment agreement, he is paid a minimum annual base salary of $685,000 and is eligible for an incentive bonus upon the achievement of certain management objectives set out each year by the Board of Directors. He is also eligible for equity-based awards. In addition, Mr. Yan is provided with life insurance coverage, an automobile, an allowance for personal financial planning and tax preparation, and on-call services of a personal physician. If his employment agreement is not renewed by us or if he is terminated without cause or if he terminates his employment for good reason, he is entitled to severance comprised of continuing salary for three years and any earned but unpaid bonus up to the effective date of termination. In addition, Mr. Yan is entitled to either continuation of medical, dental and other health benefit plans or reimbursement of premiums for similar coverage and payment of any unused vacation. In the event of a change of control in which Mr. Yan is not offered the same or comparable position in the surviving company, any stock options held by Mr. Yan will accelerate and become vested and exercisable immediately, in addition to the severance benefits described immediately above. On April 15, 2015, Ellis Yan entered into a Mutual Separation Agreement whereby he will not renew his employment agreement upon its expiration on June 30, 2015. We expect to record severance expense of approximately $2.1 million in the second quarter of 2015 following Mr. Yan's termination of employment, which will be paid over a 3-year period.
Brian Catlett entered into an employment agreement with our subsidiary, Technical Consumer Products, Inc., effective February 1, 2014 for a term of three years with automatic one year renewals unless the agreement is terminated by either party. Under his employment agreement, he is paid a minimum annual base salary of $265,000 and is eligible for an incentive bonus upon the achievement of certain management objectives set out each year by the Board of Directors. He is also eligible for equity-based awards. If his employment agreement is not renewed by us or if he is terminated without cause or if he terminates his employment for good reason, he is entitled to severance comprised of continuing salary for 18 months and any earned but unpaid bonus up to the effective date of termination. In addition, Mr. Catlett is entitled to either continuation of medical, dental and other health benefit plans or reimbursement of premiums for similar coverage and payment of any unused vacation. In the event of a change of control in which Mr. Catlett is not offered the same or comparable position in the surviving company, any stock options held by Mr. Catlett will accelerate and become vested and exercisable immediately, in addition to the severance benefits described immediately above.
Laura Hauser entered into an employment agreement with our subsidiary, Technical Consumer Products, Inc., effective May 1, 2013, for a term of three years with automatic one year renewals unless the agreement is terminated by either party. Under her employment agreement, she is paid a minimum annual base salary of $250,000 and is guaranteed a bonus of at least $100,000 for each of the first two years under her agreement. Thereafter, she will remain eligible for a bonus upon the achievement of certain management objectives set out each year by the Board of Directors. She is also eligible for equity-based awards. If her employment agreement is not renewed by us or if she is terminated without cause or if she terminates her employment for good reason, she is entitled to severance comprised of continuing salary for 18 months and any earned but unpaid bonus up to the effective date of termination. In addition, Ms. Hauser is entitled to either continuation of medical, dental and other health benefit plans or reimbursement of premiums for similar coverage and payment of any unused vacation. In the event of a change of control in which Ms. Hauser is not offered the same or comparable position in the surviving company, any stock options held by Ms. Hauser will accelerate and become vested and exercisable immediately, in addition to the severance benefits described immediately above.
Annual Bonus
We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. Each named executive officer has the opportunity to earn an annual discretionary bonus. Our executives’ bonuses have historically been influenced by a number of corporate objectives, taken together. Some of the objectives considered by our Compensation Committee in determining the amount of discretionary bonus to be awarded to each executive officer are:

•	overall corporate performance;

•	the nature and scope of the officer’s responsibilities; and

•	the individual’s performance.
Equity Compensation
One of the committee’s key objectives is to reward named executive officers for achieving growth in corporate earnings and long-term share price appreciation. The long-term equity incentive compensation program uses restricted share units to encourage named executive officers to achieve these objectives and is intended to align executives’ interests with those of our shareholders.
With respect to the grants made to executive officers in 2014, the committee awarded Mr. Catlett and Ms. Hauser restricted share units in recognition of their significant contributions to our initial public offering. The outstanding equity awards were granted pursuant to our 2014 Omnibus Incentive Plan on June 25, 2014. The shares underlying the RSUs will vest, subject to continued employment, according to the following schedule: 1/3 in February 2015, 1/3 in July 2015, and the remainder in July 2016. The Compensation Committee may determine the terms and conditions of any acceleration so long as the terms and conditions do not materially adversely affect the rights of any participant without the consent of the participant.
Other Perquisites and Personal Benefits
We provide the following perquisites to our executive officers:

•
Defined contribution plans: offered to our executive officers to facilitate their retirement planning in a tax advantageous manner. Ellis Yan, Brian Catlett and Laura Hauser participate in a defined contribution employee retirement plan intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code offered for the benefit of all our U.S. employees.

•	Automobile allowance: offered to our executive officers to facilitate the performance of their job functions that requires frequent travel.

•	Life insurance premiums: offered to our executive officers to facilitate their retirement planning.

•
Financial planning services: offered to help the named executive officers maintain their focus on the Company by minimizing the time they need to spend on financial planning and tax return preparation.

•	Physician services: offered to executive officers to help ensure their health and to facilitate early detection of any medical issues.
Pension Benefits
Our executive officers did not participate in, or otherwise receive any benefits under, any pension plan sponsored by us during 2014.
Nonqualified Deferred Compensation
Our executive officers did not participate in, or otherwise receive any benefits under, any nonqualified deferred compensation plan sponsored by us during 2014.

Potential Payments Upon Termination of Employment or Upon Change in Control
See “—Employment Agreements” above.
Outstanding Equity Awards at 2014 Year-End
The following table sets forth information regarding outstanding RSUs held by our named executive officers as of December 31, 2014.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ellis Yan	-	-	-	-
Brian Catlett	71,429	439,288	-	-
Laura Hauser	71,429	439,288	-	-

2014 Omnibus Incentive Plan

Our Board of Directors and shareholders have adopted and approved our 2014 Omnibus Incentive Plan, or (the “2014 Plan”). The purpose of our 2014 Plan is to enable us to grant cash and equity-based incentive awards intended to attract, motivate and retain qualified employees, directors and other eligible service providers, and to align their financial interests with those of our shareholders.

We have approximately 658,000 restricted share units outstanding as of April 29, 2015 under the 2014 Plan to our employees, directors and other eligible service providers. We filed a registration statement on Form S-8 with the SEC covering the common shares issuable under the 2014 Plan on June 25, 2014.

Following is a brief summary of the material terms of our 2014 Plan.

Eligibility for Participation. Our 2014 Plan permits the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Code, to our and any of our subsidiaries’ employees, and the grant of non-qualified options, share appreciation rights, restricted shares, restricted share units, other forms of equity-based awards and cash-based incentive awards to our and any of our affiliates’ (or, if necessary to avoid the imposition of additional taxes under Section 409A of the Code, our subsidiaries’) employees, directors, consultants and independent contractors.

Authorized shares. We have reserved 2,500,000 common shares for issuance under the 2014 Plan. If any common shares subject to an award under the 2014 Plan are forfeited, cancelled, exchanged or surrendered or if an award otherwise terminates or expires without a distribution of shares to the applicable participant, the shares with respect to such award will, to the extent of any such forfeiture, cancellation, exchange, surrender, termination or expiration, again be available for awards under the 2014 Plan.

Certain Limitations. When Section 162(m) of the Code becomes applicable to us, the maximum aggregate number of common shares subject to awards that may be granted during any fiscal year to any individual who is likely to be a “covered employee” as defined in Section 162(m) of the Code will not exceed 500,000 shares, and the maximum cash award that may be granted to any such employee during any fiscal year is $5,000,000.

Administration. In general, our 2014 Plan is administered by the Compensation Committee of our Board of Directors. Subject to the discretion of the board, in the case of awards intended to qualify for the “performance-based compensation” exemption from Section 162(m) of the Code, the Compensation Committee will consist of at least two “outside directors” within the meaning of Section 162(m) of the Code. Subject to the terms of our 2014 Plan, the Compensation Committee (or its designee) may select, from those eligible participants, the persons who will receive awards, the types of awards to be granted, the purchase price (if any) to be paid for shares covered by the awards, and the vesting (including acceleration of vesting), forfeiture and other terms and conditions of the awards, and will have the authority to make all other determinations necessary or advisable for the administration of the 2014 Plan. The Compensation Committee will also have the ability to construe and interpret the terms and provisions of the 2014 Plan (and any award agreement relating thereto).

Options. We may issue non-qualified options and ISOs under the 2014 Plan. The terms and conditions of any options granted to a participant will be set forth in an award agreement as determined by the Compensation Committee. The exercise price of any option granted under our 2014 Plan must be at least equal to the fair market value of the common shares on the date the option is granted (110% of fair market value in the case of ISOs granted to ten percent shareholders). The maximum term of an option granted under our 2014 Plan is 10 years.

Subject to the terms of the 2014 Plan, the Compensation Committee determines the vesting and other terms and conditions of options granted under our 2014 Plan and the Compensation Committee has the authority to accelerate the vesting of any option in its sole discretion.

Share Appreciation Rights. The terms and conditions of any share appreciation rights (“SARs”) granted to a participant will be set forth in an award agreement as determined by the Compensation Committee. A SAR allows the recipient to receive payment, in cash and/or common shares, in an amount equal to the appreciation in the fair market value of our common shares between the date the stock appreciation right is granted and the date it is exercised. SARs may be granted under the 2014 Plan either alone or in conjunction with all or part of any option granted under the 2014 Plan. A free-standing SAR granted under the 2014 Plan entitles its holder to receive, at the time of exercise, an amount per share equal to the excess of the fair market value (at the date of exercise) of a common share over a specified price fixed by the Compensation Committee (which shall be no less than fair market value at the date of grant). A SAR granted in conjunction with all or part of an option under the 2014 Plan entitles its holder to receive, at the time of exercise of the SAR and surrender of such all or part of the related option, an amount per share equal to the excess of the fair market value (at the date of exercise) of a common share over the exercise price of the related option.

Restricted Shares. The terms and conditions of any restricted share awards granted to a participant will be set forth in an award agreement as determined by the Compensation Committee. Under a restricted share award, we issue common shares to the recipient of the award, subject to vesting conditions and transfer restrictions that lapse over time or upon achievement of performance conditions. The Compensation Committee will determine the vesting schedule and performance objectives, if any, applicable to each restricted share award. Subject to the provisions of the 2014 Plan and the applicable award agreement, the Compensation Committee has the sole discretion to provide for the lapse of restrictions in installments or the acceleration or waiver of restrictions (in whole or part) under certain circumstances included, without limitation, the attainment of certain performance goals, a participant’s termination of employment or service or a participant’s death or disability.

Restricted Share Units. The terms and conditions of any restricted share units (“RSUs”) granted to a participant will be set forth in an award agreement as determined by the Compensation Committee. Each RSU represents the right to receive an amount in cash or common shares, or any combination thereof, equal to the fair market value of a common share at the end of a restricted period and/or upon the achievement of performance conditions. The Compensation Committee determines the vesting schedule and performance objectives, if any, with respect to each RSU. The holder of an RSU will generally have no rights as a shareholder unless and until the underlying shares have been issued to the participant.

Other Share-Based and Cash-Based Awards. The Compensation Committee may make other forms of equity-based awards under our 2014 Plan, including, for example, share bonus awards, other share-based awards and dividend equivalent awards. In addition, the 2014 Plan authorizes the Compensation Committee to make annual and other cash incentive awards based on achieving performance goals that are pre-established by the Compensation Committee.

Performance Goals. The Compensation Committee may grant awards of restricted shares, RSUs, and other cash and share-based awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code. These awards may be granted, vest and be paid based on attainment of specified performance goals permitted under the 2014 Plan and established by the Compensation Committee. The Compensation Committee may establish, among others, the following performance goals for awards intended to qualify as “performance based compensation”: (i) earnings, including one or more of operating income, earnings before or after taxes, earnings before or after interest, depreciation, amortization, adjusted EBITDA, economic earnings, or extraordinary or special items or book value per share (which may exclude nonrecurring items); (ii) pre-tax income or after-tax income; (iii) earnings per common share (basic or diluted); (iv) operating profit; (v) revenue, revenue growth or rate of revenue growth; and (vi) share price appreciation.

Award Agreements. Awards granted under the 2014 Plan will be evidenced by award agreements, which need not be identical, that provide additional terms, conditions, restrictions or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability or vesting of awards in the event of a change in control or conditions regarding the participant’s employment, as determined by the Compensation Committee in accordance with the 2014 Plan.

Capital Changes. In the event of certain changes in our capitalization, such as a reorganization, stock split, merger or similar change in our corporate structure or the number of outstanding common shares, our Compensation Committee makes appropriate adjustments to the aggregate and individual share limits and to the number, class and/or exercise price under outstanding awards in order to prevent undue diminution or enlargement of the benefits or potential benefits available under our 2014 Plan.

Change in Control. Provisions relating to a change in control of the Company, including the rights of participants with respect to awards outstanding, may be set forth in the award agreements, as determined by the Compensation Committee.

Forfeiture and Recovery. Pursuant to the terms of the 2014 Plan, awards will be subject to our forfeiture and recovery policies.

Amendment and Termination. The Board of Directors has the authority to amend or terminate the 2014 Plan, provided such action does not adversely affect the rights of participants with respect to then outstanding awards. Amendments to the 2014 Plan will be subject to shareholder approval if such approval is necessary in order to satisfy applicable legal or stock exchange listing requirements. Unless sooner terminated, the 2014 Plan will automatically terminate after 10 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.Ownership of Shares by Directors, Director Nominees and Executive Officers

The following table sets forth information regarding the beneficial ownership of our common shares as of April 29, 2015 by:

•	each person or group of affiliated persons that we know beneficially owns more than 5% of our outstanding common shares;

•	each of our members of senior management;

•	each of our directors and our director nominees; and

•	all of our directors, our director nominees and senior management as a group.

Except as indicated in the footnotes to this table, each shareholder in the table has sole voting and investment power over our common shares shown as beneficially owned by it. Those shareholders that own 5% or more of our outstanding common shares do not have different voting rights from our other shareholders.

Name	Common Shares Beneficially Owned

	Number	Percent
Non-Management shareholders:
Lillian Yan Irrevocable Stock Trust (1)	2,249,607	8.0%
Cherry Plus Limited (2)	6,822,632	24.3%
Senior Management and Directors:
Ellis Yan (3)	11,561,191	41.2%
Solomon Yan (4)	6,822,632	24.3%
Brian Catlett (3)	14,726	*
Timothy Chen (3)	14,726	*
Laura Hauser (3)	14,726	*
Thomas Luecke (3)	16,036	*
Huaqing Wang (4)	-	-
Naiqi Zhao (4)	-	-
Eric Peterson (3)	9,223	*
George Strickler[3]	12,223	*
Steven Willensky (3)	2,181	*

All directors, director nominees and senior management as a group (11 members)	118,467,664	41.5%

*     Represents less than 1% of common shares outstanding

(1)    Lillian Yan is the beneficiary of the trust and is the daughter of Ellis Yan. The trustees of the trust are Valarie Campbell and Ira Kaplan. The trust’s address is c/o Ira Kaplan, 200 Public Square, Ste. 2300, Cleveland, Ohio 44114.

(2)    Cherry Plus Limited is controlled by David Yan’s Trust, a trust formed for the benefit of David Yan, who is the son of Solomon Yan. Cherry Plus Limited’s address is c/o Portcullis TrustNet (BVI) Limited, P.O. Box 3444, Road Town, Tortola, British Virgin Islands.

(3)    The mailing address for this director/ director nominee, or officer is c/o TCP International Holdings Ltd., 325 Campus Drive, Aurora, Ohio 44201, United States.

(4)    The mailing address for this director or officer is c/o TCP International Holdings Ltd., No. 139 Wangdong Rd (S), Songjiang, Shanghai, PRC 201601.

Certain information required by Item 12 of Regulation S-K is included in our Annual Report on Form 10-K, filed on April 15, 2015, and incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

Transactions with Our Directors and Principal Officers
Loans to and from shareholders; Shareholder Guarantee. During 2013 and the first quarter of 2014, a non-interest bearing loan of $1.9 million due to us from TCP Campus was outstanding. See “Transactions with Entities That Have Historically Been Treated as VIEs.”
Historically, our shareholders made non-interest bearing loans to finance ongoing capital needs of certain of our Chinese subsidiaries. In the fourth quarter of 2013, the Chinese subsidiaries repaid all outstanding balances under non-interest bearing loans due to Solomon Yan, financed by $30.2 million of short-term bank loans that were guaranteed by Solomon Yan through October and November 2014. No such loans to or from our directors and executive officers or their relatives will be made in the future.
Leases from SFX and Solomon Yan. Solomon Yan’s wife owns Shanghai Fengxin Energy-Saving Eco-Friendly Technology Limited, or SFX, which leases warehouse and office space to Shanghai Qiangling Electronic Co., Ltd., or SQL, one of our Chinese subsidiaries. SQL also leases apartments for employee housing from Solomon Yan. There are four such leases which began on January 1, 2014 and extend for three or four years. The maximum rent SQL pays per year is approximately ¥2.4 million (approximately $0.4 million).
Transactions with Entities That Have Historically Been Treated as VIEs
TCP Campus. TCP Campus was formed in 2005 to purchase, construct and own the warehouse and office space in Aurora, Ohio that was utilized by and recorded as a capital asset of TCP US, and which was wholly owned by the CEO and his family until June 2014. TCP Campus’s initial funding included a non-interest bearing loan for $3.3 million from TCP US and a nominal equity contribution by the equity owner. TCP US entered into a net lease with TCP Campus on June 16, 2006, which was amended on April 12, 2007. We entered into an agreement with an entity owned by Ellis Yan and his wife in June 2014 whereby we acquired all of the membership interests of TCP Campus and eliminated the associated financing liability. In exchange, we transferred the warehouse we own in Aurora, Ohio to the entity owned by Ellis Yan and his wife. The net assets of TCP Campus consist of the warehouse and office space formerly leased by us and a related mortgage of approximately $5.6 million. In contemplation of this transaction, we forgave the remaining loan balance outstanding of $1.7 million from TCP Campus in May 2014. The annual mortgage payments on the assumed TCP Campus facility are $0.5 million through May 2017, with interest at 5.97% and a lump sum payment of $5.1 million due in May 2017.
Policy and Procedures for Review, Approval and Ratification of Transactions with Related Persons
Our Board of Directors has adopted a written policy under which the Board reviews and approves transactions with related persons, as described in our Amended and Restated Organizational Regulations, which are available on our corporate website at http://investors.tcpi.com. Under this policy, a director or officer must declare the nature of the director or officer’s interest at the first opportunity either at a meeting of the Board of Directors or through notice to the Board of Directors. A majority of disinterested Directors then must approve and/or authorize the contract, transaction or arrangement in question.

Director Independence

Our Corporate Governance Guidelines provide that the Board shall be comprised of a majority of directors who qualify as independent directors in accordance with the listing standards of the NYSE.
No director will qualify as an independent director unless the Board has affirmatively determined that the director meets the standards for being an independent director established from time to time by the NYSE, the SEC and any other applicable governmental and regulatory bodies. To be considered independent under the rules of the NYSE, the Board must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Such director must also not be disqualified from being considered independent under Section 303A.02 of the NYSE Listed Company Manual.
The Board reviews annually the relationships that each director has with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). In the event that a director becomes aware of any change in circumstances that may result in such director no longer being considered independent under the listing standards of the NYSE or under applicable law, the directors are required to promptly inform the Chair of the Nominating and Corporate Governance Committee.
Based on these standards, our Board of Directors has determined that our non-employee directors, representing three of our five directors, are independent: Messrs. Peterson, Strickler and Willensky.
Item 14. Principal Accountant Fees and Services.

Fees

The following table presents fees for audit services rendered by KPMG for the audit of our financial statements for the years ended December 31, 2014 and 2013, and the fees for other services rendered by KPMG during those periods.

	2014	2013
Audit Fees (1)	$2,267,510	$1,055,253
Audit-Related Fees	-	-
Tax Fees (2)	164,866	-
All Other Fees (3)	1,766	1,761
Total	$2,434,142	$1,057,014

(1)
Fees for audit services billed for 2014 and 2013 consisted of the audit of the annual financial statements; reviews of the quarterly financial statements; statutory and regulatory audits; and comfort letter procedures associated with our initial public offering.

(2)
Fees for tax services billed in 2013 and 2014 consisted of assistance with tax compliance in certain foreign jurisdictions; assistance with federal, state and local income tax compliance; and international tax consulting.

(3)	Fees for all other services consisted of subscription fees to accounting and financial reporting research software.

PART IV
The following exhibits are filed as part of this Amendment No. 1 and supplement the exhibits filed and furnished with the original Form 10-K:

Item 15. Exhibits and Financial Statement Schedules.

3. Exhibits
See Exhibit Index following the signature page of this Amendment No. 1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCP INTERNATIONAL HOLDINGS LTD.
By:	/s/ Ellis Yan
Ellis Yan Chief Executive Officer and Chairman
Date:	April 30, 2015

EXHIBIT INDEX

EXHIBIT INDEX	DESCRIPTION

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002