Form 10-Q
period 2015-03-31
TCP International Holdings Ltd.
filed 2015-05-08
CIK 1545391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2015, 28,046,304 shares of common stock were outstanding.

TCP INTERNATIONAL HOLDINGS LTD.
10-Q Table of Contents

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$57,967	$31,354
Restricted cash	6,885	7,367
Accounts receivable, less allowance for doubtful accounts of $1,158 and $1,428 at March 31, 2015 and December 31, 2014, respectively	62,154	95,089
Inventories	126,801	122,342
Prepaids and other current assets	15,663	28,217
Deferred income taxes	14,152	17,557
Total current assets	283,622	301,926
Property, plant and equipment, net of accumulated depreciation of $43,569 and $41,826 at March 31, 2015 and December 31, 2014, respectively	70,925	72,037
Land rights, net	4,085	4,126
Deferred costs	16,360	16,145
Intangible assets, net of accumulated amortization of $1,069 and $1,009 at March 31, 2015 and December 31, 2014, respectively	2,127	2,345
Deferred income taxes, long-term	7,360	7,094
Other long-term assets	1,629	1,737
Total assets	$386,108	$405,410
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current portion of long-term debt	$85,003	$74,637
Accounts payable	117,763	129,194
Accrued expenses and other current liabilities	58,285	77,826
Total current liabilities	261,051	281,657
Long-term debt, net of current portion	5,288	5,340
Income taxes payable, long-term	8,076	7,891
Legal settlements, net of current portion	24,404	24,311
Other long-term liabilities	501	508
Total liabilities	299,320	319,707
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, CHF 1.00 par value; 41,107 shares authorized; 28,201 issued and 28,046 outstanding at March 31, 2015 and 27,732 issued and outstanding at December 31, 2014	30,587	30,101
Additional paid-in capital	69,333	68,063
Treasury shares, at cost (155 shares at March 31, 2015)	(418)	—
Accumulated other comprehensive income	10,272	9,290
Retained deficit	(22,986)	(21,751)
Total shareholders’ equity	86,788	85,703
Total liabilities and shareholders’ equity	$386,108	$405,410
See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$98,775	$101,117
Cost of goods sold	74,617	76,330
Gross profit	24,158	24,787
Selling, general and administrative expenses	21,000	16,963
Litigation settlements	90	100
Operating income	3,068	7,724
Other expense (income):
Interest expense	1,651	2,307
Interest income	(89)	(27)
Foreign exchange losses (gains), net	550	(674)
Income before income taxes	956	6,118
Income tax expense	2,191	2,197
Net (loss) income	$(1,235)	$3,921
Other comprehensive (loss) income:
Foreign currency translation adjustments	982	(656)
Comprehensive (loss) income	$(253)	$3,265
Net (loss) income per share-basic and diluted	$(0.04)	$0.19
See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,235)	$3,921
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,131	2,190
Deferred income tax expense	2,969	790
Share-based compensation expense	1,756	—
Loss on disposal of equipment	15	18
Changes in operating assets and liabilities:
Accounts receivable	33,758	432
Inventories	(5,082)	3,002
Prepaid expenses and other assets	12,910	2,132
Accounts payable	(8,272)	(11,860)
Accrued and other liabilities	(19,059)	(10,117)
Net cash provided by (used in) operating activities	19,891	(9,492)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,824)	(4,084)
Decrease (increase) in restricted cash	455	(2,062)
Repayment of related party finance receivables	—	84
Other investing activities, net	—	2
Net cash used in investing activities	(3,369)	(6,060)
Cash flows from financing activities:
Borrowings under foreign short-term bank loans	52,877	43,627
Repayments of foreign short-term bank loans	(28,884)	(32,994)
(Repayment) borrowings on line of credit agreement, net	(13,432)	6,372
Repayments of long-term debt	(51)	(67)
Payment of related party finance liability	—	(74)
Payment of debt issuance costs	(245)	—
Net cash provided by financing activities	10,265	16,864
Effect of exchange rate changes on cash and cash equivalents	(174)	(194)
Increase in cash and cash equivalents	26,613	1,118
Cash and cash equivalents at beginning of period	31,354	21,903
Cash and cash equivalents at end of period	$57,967	$23,021
Supplemental disclosure of non-cash activities:
Purchase of property and equipment included in accounts payable	$3,067	$6,417
Deferred offering costs not yet paid	$—	$347
See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per share data)

(1)	Nature of Operations
TCP International Holdings Ltd. (TCP or the Company), together with its subsidiaries, designs, develops, manufactures and delivers high quality energy-efficient lamps, fixtures and internet-based lighting control solutions. The Company’s broad portfolio of LED and compact fluorescent lamps (CFLs), fixtures and internet-based lighting solutions are offered through thousands of retail and consumer and industrial distributors throughout the United States, Canada, Asia, Latin America and Europe/Middle East/Africa (EMEA).

(2)	Significant Accounting Policies

(a)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared pursuant accounting principles generally accepted in the United States of America (U.S. GAAP) for interim reporting. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). The accompanying consolidated balance sheet at December 31, 2014, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for a complete set of annual financial statements.
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
The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed on April 15, 2015.

(b)	Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2015 and December 31, 2014, $52,476 and $31,056, respectively, of the Company’s cash and cash equivalents were held outside the United States.

(c)	Fair Value Measurements
As of March 31, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term borrowings and loans are carried at historical costs, which approximate their fair value due to their relatively short-term maturities. The fair value of the Company’s long-term debt was $5,648 and $5,718 at March 31, 2015 and December 31, 2014, respectively. The fair value of the Company’s long-term debt is based on a discounted cash flow analysis that utilizes Level 2 inputs. These inputs include observable market-based interest rates on debt with similar creditworthiness, terms and maturities.

(d)	Earnings Per Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period and potentially dilutive common share equivalents, except in cases where the effect of including the common share equivalents would be antidilutive. Potential common share equivalents consist of common shares issuable upon vesting of restricted share units (RSUs) calculated using the treasury stock method. For the three months ended March 31, 2015, 664 common shares underlying RSUs were antidilutive and excluded from diluted average shares outstanding. For the three months ended March 31, 2014, there were no RSUs outstanding.
The following table presents the calculation of basic and diluted net (loss) income per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net (loss) income	$(1,235)	$3,921
Denominator:
Weighted average shares outstanding	27,837	20,553
Dilutive effect of RSUs	—	—
Diluted average shares outstanding	27,837	20,553
Net (loss) income per share, basic	(0.04)	0.19
Net (loss) income per share, diluted	(0.04)	0.19

(e)	Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2015
In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this ASU, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. The Company adopted this pronouncement as of March 31, 2015. As a result of adopting this pronouncement, the Company recorded $35 of net debt issuance costs at March 31, 2015, as a deduction to short-term loans and current portion of long-term debt, and reclassified $176 of debt issuance costs at December 31, 2014, from prepaids and other current assets to short-term loans and current portion of long-term debt in its condensed consolidated balance sheets. The adoption of this pronouncement did not have an impact on the Company's condensed consolidated statements of comprehensive (loss) income and cash flows.
Accounting Standards Not Yet Adopted
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
In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events.  This ASU is effective for annual periods ending after December 15, 2016. Early application is permitted. The Company does not believe that the adoption of this ASU would require additional disclosure within its condensed consolidated financial statements.

(3)	Share-based Compensation
Share-based compensation awards under our 2014 Omnibus Incentive Plan (the 2014 Plan) are valued at fair value, as determined using the closing price of the Company's shares on the New York Stock Exchange on the date of grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of each award, net of estimated forfeitures.
For the three months ended March 31, 2015, share-based compensation expense of $1,756 was recorded through selling, general and administrative expenses. As of March 31, 2015, unrecognized compensation expense was $4,332, which is expected to be recognized over a remaining weighted average period of 10 months.
The following table summarizes additional information concerning unvested employee RSUs:

	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	1,124	$9.09
Vested	(455)	9.05
Forfeited	(11)	8.27
Unvested at March 31, 2015	658	$9.13
The total vesting date fair value of employee RSUs that vested during the three months ended March 31, 2015, was $1,247.
The 2014 Plan provides for nonemployee directors of the Company to receive an automatic annual grant of restricted share units worth approximately $60 based on the fair market value of the Company’s common shares on the date of each annual meeting of shareholders. A pro-rata number of restricted share units are granted to directors appointed between annual meetings of shareholders. The Company granted 14 restricted share units to nonemployee directors during 2014.

(4)	Inventories
Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials	$17,721	$18,577
Work in process	17,237	12,361
Finished goods	91,843	91,404
Total inventories	$126,801	$122,342

(5)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Accrued payroll and related expenses	$23,040	$27,931
Accrued legal settlements	9,174	8,843
Accrued rebates	2,609	9,551
Income taxes payable	1,505	6,559
Accrued product warranties	1,176	1,186
Other	20,781	23,756
Total accrued expenses and other current liabilities	$58,285	$77,826

(6)	Financing Agreements
Debt consisted of the following:

	March 31, 2015	December 31, 2014
Short-term loans:
Revolving line of credit, LIBOR rate loans	$—	$3,432
Revolving line of credit, prime rate loans	—	10,000
Short-term bank loans, net of debt issuance costs of $211 and $176 at March 31, 2015 and December 31, 2014, respectively	84,799	61,001
	84,799	74,433
Long-term debt:
Mortgage note payable	5,457	5,502
Capital leases	35	42
	5,492	5,544
Total debt	90,291	79,977
Less short-term portion	(85,003)	(74,637)
Long-term portion	$5,288	$5,340
Revolving Line of Credit: The remaining borrowing capacity under the revolving line of credit was $37,302 at March 31, 2015. Interest on the London Interbank Offered Rate (LIBOR) rate loans and prime rate loans was 3.4% and 5.5%, respectively, at March 31, 2015. Interest on the LIBOR rate loans and prime rate loans was 3.4% and 5.5%, respectively, at December 31, 2014. Additionally, a commitment fee of 0.4% per annum is due quarterly for any unused capacity under the revolving line of credit.
As of March 31, 2015, the Company was in violation of the fixed charge ratio covenant within its Revolving Credit and Security Agreement as a result of the expiration of modifications to the fixed charge ratio to exclude payments related to the Geo Foundation litigation. The lender has waived this event of default.
Short-term Bank Loans: These loans primarily are comprised of short-term notes with various financial institutions in China with maturities ranging from April 2015 to March 2016. The original term for all of the loans was one year or less. Such loans are generally rolled over for an additional 12 months upon maturity. The weighted average interest rate on these loans was 4.1% and 4.3% as of March 31, 2015 and December 31, 2014, respectively.

(7)	Concentrations of Customer Risk
Net sales to Walmart and The Home Depot accounted for 23.9% and 21.9%, respectively, of consolidated net sales for the three months ended March 31, 2015. Net sales to Walmart and The Home Depot accounted for 26.4% and 18.3%, respectively, of consolidated net sales for the three months ended March 31, 2014.

Walmart and The Home Depot accounted for 21.8% and 11.8%, respectively, of total accounts receivable at March 31, 2015 and Walmart and The Home Depot accounted for 18.4% and 20.5%, respectively, of total accounts receivable at December 31, 2014. The Company does not have any off-balance-sheet credit exposure related to its customers.

(8)	Commitments and Contingencies
Legal Matters
GE Lighting Solutions, LLC
In January 2013, GE Lighting Solutions, LLC filed a lawsuit in the U.S. District Court for the Northern District of Ohio, naming the Technical Consumer Products, Inc., a wholly owned subsidiary of the Company, as a defendant. The litigation alleges that Technical Consumer Products, Inc., by importing, making, selling, offering to sell, and/or using eleven specific LED lamps, is infringing on two GE patents related to LED lamp heat dissipation. To date, GE has not specified a monetary amount for its alleged damages but has indicated that it will seek a reasonable royalty for its two patents. Following decisions by the Court limiting the scope of the case to the sale of accused products after January 1, 2013, the Company has recorded a liability of $1,390 and $1,300 at March 31, 2015 and December 31, 2014, respectively, for the probable resolution of this matter. The Company believes that it is reasonably possible that the settlement of this matter may exceed the recorded liability based on the royalty rates demanded by GE during early, informal settlement discussions that could lead to a claim for royalties up to $5,500.
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
Other
In the normal course of business, the Company is subject to various other legal claims, actions, and complaints. The Company recorded a liability for certain asserted claims that the Company believed were probable and estimable of $80 and $25 at March 31, 2015 and December 31, 2014, respectively.
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
Refund of U.S. Customs Import Tariffs: In October 2012, U.S. Customs and Boarder Protection (U.S. Customs) issued a ruling stipulating the import tariff classification on certain of the Company’s LED lamps, thereby raising the duty rate on such lamps to 6.0% ad valorem. In January 2013, the Company filed a Ruling Reconsideration with U.S. Customs and, in June 2013, began filing monthly Submissions of Protest for import entries retroactively to February 2012. In April 2014, the Company began receiving refunds relating to the protested entries and in July 2014, the Company received a notification of acceptance of its Ruling Reconsideration that affirmed a lower import tariff on the future import of certain of its LED lamps. Based on the U.S. Customs’ revocation ruling and the favorable ruling on the Company’s protests, the Company believes that it may continue to receive refunds from pending protests with U.S. Customs over the next 9 months related to the overpayment of LED tariffs that could total $1,340 in the aggregate. As the ultimate outcome of the pending protests cannot be determined with precision, no amount for the possible collection of future refunds has been recognized at March 31, 2015. For the three months ended March 31, 2015, the Company has received refunds of $1,042, which have been recorded as a reduction of cost of goods sold within the condensed consolidated statements of comprehensive (loss) income.
Other Matters: The Company has recorded a liability for unpaid indirect taxes in China assumed as part of a prior acquisition of one of its subsidiaries that remain outstanding. Based on current tax regulations in China, the Company may be liable for interest on this unpaid tax balance. At March 31, 2015, the Company believes it is reasonably possible, but not probable, that up to $4,264 of interest could be assessed for these unpaid taxes, and therefore no liability for interest in connection with these taxes has been recorded at March 31, 2015.

(9)	Segment and Geographic Information
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

	Three Months Ended March 31,
	2015	2014
Net sales by geographical area:
United States	$81,412	$81,624
Canada	3,452	3,647
EMEA	6,024	5,859
Asia	4,684	6,659
Latin America	3,203	3,328
Total net sales	$98,775	$101,117

Net sales by product line:
CFL	$52,555	$59,405
LED	40,611	36,322
Linear and fixtures	2,089	3,687
Other	3,520	1,703
Total net sales	$98,775	$101,117

	March 31, 2015	December 31, 2014
Property, plant and equipment, net:
United States	$12,994	$12,927
Asia	57,411	58,457
EMEA	512	643
Latin America	8	10
Total property, plant and equipment, net	$70,925	$72,037

(10)	Income Taxes
Our effective income tax rate of 229.2% for the three months ended March 31, 2015, was higher than the U.S. federal income tax rate primarily due to a $1,275 shortfall charged to income tax expense from the issuance of common shares underlying RSUs with a fair value upon vesting that was less than the fair value at grant date, as well as net operating losses with no benefit in certain European operating companies.
Our effective income tax rate of 35.9% for the three months ended March 31, 2014, differs from U.S. federal income tax rate as the favorable impact of earnings in lower tax rate jurisdictions was offset by non-deductible expenses in China related to certain employment costs and interest on uncertain tax positions.

(11)	Equity
The following table presents changes in shareholders’ equity:

	Common stock		Additional paid-in capital	Treasury Shares	Accumulated other comprehensive income	Retained deficit	Total equity
	Shares	Amount
Balances at December 31, 2014	27,732	$30,101	$68,063	$—	$9,290	$(21,751)	$85,703
Net loss	—	—	—	—	—	(1,235)	(1,235)
Share-based compensation expense	—	—	1,756	—	—	—	1,756
Issuance of common shares upon vesting of restricted share units	469	486	(486)	(418)	—	—	(418)
Currency translation adjustment	—	—	—	—	982	—	982
Balances at March 31, 2015	28,201	$30,587	$69,333	$(418)	$10,272	$(22,986)	$86,788

(12)	Subsequent Events
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2015. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Risk Factors included in Part II, Item 1A.
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
Key Metrics and Factors Affecting Our Results of Operations
Our results of operations during the three months ended March 31, 2015 and 2014 were most affected by the following key factors:
Impact of changing product mix. CFL lamp sales historically have represented the majority of our overall product mix, having comprised 53.2% and 58.8% of net sales for the three months ended March 31, 2015 and 2014, respectively. The decline in CFL sales as a percentage of our net sales principally is the result of the successful expansion of our LED products, which grew from 35.9% of our net sales for the three months ended March 31, 2014 to 41.1% of net sales for three months ended March 31, 2015. LED products traditionally have had higher gross margins than our CFL products.
Composition of channel mix. We sell principally through two channels: retail and C&I. Sales through the retail channel represent the largest portion of our business, accounting for 54.8% and 51.4% of our net sales for the three months ended March 31, 2015 and 2014, respectively. We are actively engaged in expanding our C&I channel, which accounted for 43.6% and 46.2% of our net sales for the three months ended March 31, 2015 and 2014, respectively. From a channel perspective, our C&I customers generally require a more specialized product offering and purchase in much smaller volumes than do our retail customers. Accordingly, we typically are able to obtain higher gross margins for lighting products sold in our C&I channel compared with our retail channel.
Product Validation Review. Consistent with our commitment to high quality products, in the first quarter of 2015 we chose to conduct additional levels of quality control on our products. We engaged an outside testing firm to support these efforts, which, while ongoing, have affirmed the quality and safety of our product line.  However, these additional levels of quality control caused significant delays in deliveries to our customers and resulted in a reduction of net sales for the three months ended March 31, 2015 compared with the same period in 2014. Separately, the Audit Committee’s investigation, described in Item 3 - "Legal Proceeding," in our Annual Report on Form 10-K filed April 15, 2015, resulted in increased expenses due to the involvement of independent testing, legal and advisory firms.
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
We define EBITDA as net (loss) income before interest expense, income taxes, depreciation and amortization, and Adjusted EBITDA as EBITDA before net foreign exchange losses (gains), litigation settlements, share-based compensation expense and other nonrecurring items.
We define Adjusted EPS as net (loss) income per share, diluted, from continuing operations excluding net foreign exchange losses (gains), share-based compensation expense and other nonrecurring items.
Adjusted EBITDA and Adjusted EPS are not necessarily comparable to similarly titled measures reported by other companies. Adjusted EBITDA may exclude certain financial information that some may consider important in evaluating our financial performance. Adjusted EBITDA and Adjusted EPS may not be indicative of historical operating results, and we do not intend for either of them to be predictive of future results of operations. We believe that our use of Adjusted EBITDA and Adjusted EPS as metrics assists our board, management and investors in comparing our operating performance on a consistent basis. Factors in this determination include removing the impact of our capital structure (specifically interest expense, net), asset base (specifically depreciation and amortization) and tax structure, as well as certain items that affect inter-period comparability, such as variability due to unrealized foreign exchange losses (gains), litigation settlements, non-cash share-based compensation expense and other nonrecurring items, which affect results in a given period or periods.
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income, which is the most directly comparable U.S. GAAP measure, for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(1,235)	$3,921
Adjustments:
Interest expense, net	1,562	2,280
Income tax expense	2,191	2,197
Depreciation and amortization	2,131	2,190
EBITDA	4,649	10,588
Adjustments:
Foreign exchange losses (gains), net	550	(674)
Litigation settlements	90	100
Share-based compensation expense	1,756	—
Refund of U.S. Customs import tariffs	(1,042)	—
Adjusted EBITDA	$6,003	$10,014

The following table presents a reconciliation of Adjusted net (loss) income and Adjusted EPS to net (loss) income and net (loss) income per share, diluted, which are the most directly comparable U.S. GAAP measures, for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Net Loss	Per Share (Diluted)	Net Income	Per Share (Diluted)
Net (loss) income and net (loss) income per share, diluted	$(1,235)	$(0.04)	$3,921	$0.19
Adjustments, net of tax:
Foreign exchange losses (gains), net	595	0.02	(522)	(0.03)
Litigation settlements	57	—	63	—
Share-based compensation expense	1,187	0.04	—	—
Refund of U.S. Customs import tariffs	(662)	(0.02)	—	—
Adjusted net (loss) income and Adjusted EPS	$(58)	$—	$3,462	$0.16
Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015		2014
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
Net sales	$98,775	100.0%	$101,117	100.0%
Cost of goods sold	74,617	75.5%	76,330	75.5%
Gross profit	24,158	24.5%	24,787	24.5%
Selling, general and administrative expenses	21,000	21.3%	16,963	16.8%
Litigation settlements	90	n/m	100	n/m
Operating income	3,068	3.1%	7,724	7.6%
Other expenses:
Interest expense, net	1,562	1.6%	2,280	2.3%
Foreign exchange losses (gains), net	550	0.6%	(674)	(0.7)%
Income before income taxes	956	1.0%	6,118	6.1%
Income tax expense	2,191	2.2%	2,197	2.2%
Net (loss) income	$(1,235)	(1.3)%	$3,921	3.9%
Other Financial Data:
Adjusted EBITDA	$6,003	6.1%	$10,014	9.9%

Net sales. The following table shows our net sales by region and by product line:

	Three Months Ended March 31,
	2015		2014
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
United States and Canada	$84,864	85.9%	$85,271	84.3%
Asia	4,684	4.8%	6,659	6.6%
EMEA	6,024	6.1%	5,859	5.8%
Latin America	3,203	3.2%	3,328	3.3%
Total net sales	$98,775	100.0%	$101,117	100.0%

	Three Months Ended March 31,
	2015		2014
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
CFL	$52,555	53.2%	$59,405	58.8%
LED	40,611	41.1%	36,322	35.9%
Linear and fixtures	2,089	2.1%	3,687	3.6%
Other	3,520	3.6%	1,703	1.7%
Total net sales	$98,775	100.0%	$101,117	100.0%
Net sales of $98.8 million for the three months ended March 31, 2015 decreased by $2.3 million, or 2.3%, compared with the three months ended March 31, 2014. Net sales in our retail channel of $54.1 million increased $2.1 million, or 4.0%, and net sales in our C&I channel of $43.1 million decreased $3.6 million, or 7.8%, compared with the three months ended March 31, 2014.
Sales of our LED product line increased $4.3 million, or 11.8%. The increase primarily is attributable to our continued business focus on growing the LED product line that resulted in an increase in LED sales of $3.1 million with Walmart and $2.8 million with C&I distributors in the United States and Canada, partially offset by lower sales in Asia.
Sales of our CFL product line decreased by $6.9 million, or 11.5%. The decrease mainly is due to lower sales of $3.1 million with C&I distributors and $1.2 million with Walmart in the United States and Canada, as well as a decrease in sales of $1.4 million in Asia largely due to the termination of the Chinese government subsidy program in 2014.
Gross profit. Gross profit and gross profit percentage were consistent with the prior year. Our gross profit percentage for the three months ended March 31, 2015 benefited from favorable product mix due to higher LED sales and a $1.0 million refund of LED import duties, compared with the three months ended March 31, 2014, that benefited from the recovery of inventory provisions from the sale of excess product.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.0 million, or 23.8%, primarily due to $1.8 million of share-based compensation expenses associated with restricted share units granted in June and September 2014 and a $1.8 million increase in professional fees. The increase in professional fees largely is due to legal fees associated with recently filed litigation as disclosed in Note 8 to the condensed consolidated financial statements, as well as the investigation conducted by our Audit Committee and our product validation review.
Litigation settlements. Litigation settlements is comprised of estimated settlement costs and adjustments to accrual estimates to resolve ongoing litigation. Refer to Note 8 to the condensed consolidated financial statements.

Other expenses. Other expense increased by $0.5 million due to foreign currency losses of $0.6 million for the three months ended March 31, 2015 compared with foreign currency gains of $0.7 million for the three months ended March 31, 2014, partially offset by lower interest expense of $0.7 million. The foreign exchange losses for the three months ended March 31, 2015 were primarily attributable to a weakening British pound sterling, which resulted in the appreciation of U.S. dollar-denominated intercompany payables in certain of our European subsidiaries and a strengthening Swiss franc, which devalued our U.S. dollar-denominated cash and intercompany receivables in Switzerland. These foreign currency losses were partially offset by foreign currency gains due to a weakening Chinese yuan, which resulted in the appreciation of U.S. dollar-denominated third-party and intercompany receivables in Asia. The decrease in interest expense largely resulted from the repayment of short-term bank loans in Asia during the fourth quarter of 2014.
Effective income tax rate. Our effective income tax rate increased to 229.2% in the three months ended March 31, 2015 from 35.9% in the same period last year. Our effective income tax rate of 229.2% was higher than the U.S. federal income tax rate primarily due a $1.3 million shortfall charged to income tax expense from the issuance of common shares underlying RSUs with a fair value upon vesting that was less than the fair value at grant date, as well as net operating losses with no benefit in certain of our European operating companies. Our effective income tax rate of 35.9% for the three months ended March 31, 2014 differs from U.S. federal income tax rate as the favorable impact of earnings in lower tax rate jurisdictions was offset by non-deductible expenses in China related to certain employment costs and interest on uncertain tax positions.
Liquidity and Capital Resources
At March 31, 2015, we had $58.0 million in cash and cash equivalents, excluding restricted cash, compared with $31.4 million at December 31, 2014. At March 31, 2015, $52.5 million of our cash and cash equivalents, excluding restricted cash, was held outside of the United States.
We had no borrowings outstanding under our revolving line of credit at March 31, 2015. As of March 31, 2015, we were in violation of the fixed charge ratio covenant within our Revolving Credit and Security Agreement as a result of the expiration of modifications to the fixed charge ratio to exclude payments related to the Geo Foundation litigation. The lender agreed to waive this event of default.
Our short-term bank loans with a maturity of one year or less increased $23.8 million, primarily to finance our anticipated working capital requirements in the second quarter of 2015. For the three months ended March 31, 2015, our average short-term bank loan balance was $73.6 million, with the highest month-end balance of $84.8 million as of March 31, 2015. We had $16.6 million of bankers’ acceptances outstanding with our suppliers and maintain restricted cash balances of $6.9 million as collateral for these bankers’ acceptances at March 31, 2015.
We believe our existing cash and cash equivalents, short-term debt borrowings and the existing line of credit, along with the proceeds from our initial public offering, will be sufficient to meet our working capital requirements for at least the next twelve months.

Cash Flows
Following is a summary of our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$19,891	$(9,492)
Net cash used in investing activities	(3,369)	(6,060)
Net cash provided by financing activities	10,265	16,864
Effect of exchange rate changes on cash and cash equivalents	(174)	(194)
Increase in cash and cash equivalents	$26,613	$1,118
Net Cash Used in Operating Activities
Net cash provided by operating activities was $19.9 million for the three months ended March 31, 2015, compared with net cash used in operating activities of $9.5 million for the three months ended March 31, 2014. Cash provided in the three months ended March 31, 2015, was due to a decrease in accounts receivable of $33.8 million and a decrease in prepaid expenses and other assets of $12.9 million primarily due to the collection of VAT refunds in Asia. These cash inflows partially were offset by a decrease of $19.1 million in accrued and other liabilities largely due to the payment of customer rebates, employee bonuses and income taxes, as well as a $8.3 million decrease in accounts payable and a $5.1 million increase in inventory.
Cash used in the three months ended March 31, 2014 was due to a decrease in accounts payable of $11.9 million attributable to timing of payments and lower purchase volume, and a decrease in accrued and other liabilities of $10.1 million largely due to payment of customer rebates, employee bonuses and income taxes. These uses of cash partially were offset by earnings of $3.9 million, a decrease in inventory of $3.0 million due to our efforts to reduce inventory levels and a decrease in prepaid expense and other assets of $2.1 million mainly from the collection of VAT refunds.
Net Cash Used in Investing Activities
Net cash used in investing activities was $3.4 million for the three months ended March 31, 2015, compared with $6.1 million for the three months ended March 31, 2014, a decrease of $2.7 million. The decrease in cash used for investing activities in the three months ended March 31, 2015, was primarily due to a decrease in our restricted cash balances related to our use of bankers’ acceptances to pay our suppliers from December 31, 2014 to March 31, 2015, compared with an increase in restricted cash from December 31, 2013 to March 31, 2014.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015, principally was attributable to net bank borrowings of $10.6 million largely to finance our anticipated working capital requirements in the second quarter of 2015. Net cash provided by financing activities for the three months ended March 31, 2014, principally was due to net bank borrowings of $17.0 million to finance our increase in working capital, largely related to the growth in inventory to support the expansion of our LED offerings.
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
Capital Expenditures
There have been no material changes to the Company’s capital expenditure commitments during the three months ended March 31, 2015.

Contractual Obligations
There have been no material changes to our contractual obligations during the three months ended March 31, 2015, other than the decrease in the revolving line of credit and the increase in short-term bank loans described in Liquidity and Capital Resources included in Part I, Item 2 included herein.
Critical Accounting Policies and Estimates
There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed April 15, 2015.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to several financial risks, including, among others, market risk (changes in exchange rates, changes in interest rates and market prices), concentration risk and commodity risk. For a full discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, incorporated by reference herein.
Interest rate risk. We are currently exposed to interest rate risk related to our fixed-rate bank debt in Asia due to their short-term maturity and our intention to refinance these borrowings. As of March 31, 2015, we had $84.8 million of outstanding short-term bank loans primarily with various Chinese banks. The weighted average interest rate on these loans as of March 31, 2015, was 4.1%. Potential movement of the weighted average interest rate of +/-1%, on a theoretical refinancing of these loans, would increase or decrease interest expense and cash paid for interest on an annualized basis by $0.8 million based on the balance outstanding at March 31, 2015.
Concentration risk. We are exposed to concentration risk due to our concentration of business activity with The Home Depot and Walmart, which were our only customers that individually exceeded 10% of net sales for either the three months ended March 31, 2015 and 2014. Net sales to Walmart and The Home Depot accounted for 23.9% and 21.9%, respectively, of consolidated net sales for the three months ended March 31, 2015. Net sales to Walmart and The Home Depot accounted for 26.4% and 18.3%, respectively, of consolidated net sales for the three months ended March 31, 2014.
Commodity risk. The manufacturing of our products relies heavily on the availability and price of certain commodity materials including petroleum based plastics, copper, and rare earth metals, principally phosphors. As of March 31, 2015 the cost of phosphors of was approximately ¥253/kg ($51/kg) compared with ¥243/kg ($38/kg) as of December 31, 2014.
Item 4. Controls and Procedures.

(a)	Disclosure controls and procedures.
As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded as of March 31, 2015 our disclosure controls and procedures were ineffective due to a material weakness existing in our internal control over financial reporting as of December 31, 2014 (described below), which has not been fully remediated as of March 31, 2015.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness related to our control environment existed as of March 31, 2015:

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

The control environment deficiency described above could have resulted in a failure to prevent or detect a material misstatement in our financial statements due to the omission of information or inappropriate conclusions regarding information required to be recorded, processed, summarized, and reported in the Company’s SEC reports. Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Remediation
To address the material weakness identified in our control environment, the Company is taking the following action to remediate the material weakness:

•
Our Chief Executive Officer, Ellis Yan, agreed to not renew his employment agreement upon its expiration on June 30, 2015. As of such date, Mr. Yan will no longer be an executive, officer or employee of the Company or any of its subsidiaries, although he will remain a director of the Company and serve as its Chairman. Our board of directors is commencing a search for a Chief Executive Officer and expects to have a replacement by the end of 2015.

•
Mr. Yan entered into an agreement with the Company in which he has agreed, through the date of termination of his service as an employee of the Company, to obtain the prior approval of the Company’s board of directors before taking certain specified actions on behalf of the Company.

•
We are conducting a thorough review of our organizational structure and the roles and responsibilities within each functional group, and are looking to add executive resources within our operations and engineering departments and elsewhere, as appropriate, by the end of 2015.

•
The Company has begun taking action to improve internal communication regarding its policies and procedures, and the dissemination of information among the various functional areas that are key to the accurate and timely preparation of SEC reports.

We plan to continue to review and make necessary changes to our internal control environment, as well as policies and procedures, to improve the overall effectiveness of internal control over financial reporting. Although we expect to complete our remediation plan during 2015, we cannot estimate how long it will take to complete the process or the costs of actions required. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. Prior to the completion of our remedial measures, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. See “Risks Related to Our Business" in Item 1A of our Annual Report on Form 10-K file April 15, 2015.

(b)	Changes in internal control over financial reporting.
Other than the material weakness identified above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2015 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of legal proceedings.
Item 6. Exhibits.
See Exhibit Index following the signature page for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCP INTERNATIONAL HOLDINGS LTD.
By:	/s/ Brian Catlett
Brian Catlett Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: May 8, 2015

EXHIBIT INDEX	DESCRIPTION

10.1	Executive Employment Agreement between Technical Consumer Products, Inc. and Brian Catlett, dated February 1, 2014

10.2	Executive Employment Agreement between Technical Consumer Products, Inc. and Laura Hauser, dated May 1, 2013

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.