Form 10-Q
period 2015-06-30
TCP International Holdings Ltd.
filed 2015-08-07
CIK 1545391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2015, 28,412,379 shares of common stock were outstanding.

TCP INTERNATIONAL HOLDINGS LTD.
10-Q Table of Contents

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$33,852	$31,354
Restricted cash	5,445	7,367
Accounts receivable, less allowance for doubtful accounts of $1,243 and $1,428 at June 30, 2015 and December 31, 2014, respectively	85,853	95,089
Inventories	112,316	122,342
Prepaids and other current assets	15,638	28,217
Deferred income taxes	17,671	17,557
Total current assets	270,775	301,926
Property, plant and equipment, net of accumulated depreciation of $45,644 and $41,826 at June 30, 2015 and December 31, 2014, respectively	70,979	72,037
Land rights, net	4,079	4,126
Deferred costs	16,695	16,145
Intangible assets, net of accumulated amortization of $1,246 and $1,009 at June 30, 2015 and December 31, 2014, respectively	2,139	2,345
Deferred income taxes, long-term	7,452	7,094
Other long-term assets	1,597	1,737
Total assets	$373,716	$405,410
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term loans and current portion of long-term debt	$93,439	$74,637
Accounts payable	87,944	129,194
Accrued expenses and other current liabilities	65,038	77,826
Total current liabilities	246,421	281,657
Long-term debt, net of current portion	5,235	5,340
Income taxes payable, long-term	8,332	7,891
Legal settlements, net of current portion	24,498	24,311
Other long-term liabilities	489	508
Total liabilities	284,975	319,707
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, CHF 1.00 par value; 48,250 shares authorized; 28,201 issued and outstanding at June 30, 2015 and 27,732 issued and outstanding at December 31, 2014	30,587	30,101
Additional paid-in capital	70,995	68,063
Accumulated other comprehensive income	11,836	9,290
Retained deficit	(24,677)	(21,751)
Total shareholders’ equity	88,741	85,703
Total liabilities and shareholders’ equity	$373,716	$405,410
See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$111,249	$112,464	$210,024	$213,581
Cost of goods sold	85,532	86,953	160,149	163,283
Gross profit	25,717	25,511	49,875	50,298
Selling, general and administrative expenses	22,500	20,433	43,500	37,396
Litigation settlements	3,900	90	3,990	190
Operating (loss) income	(683)	4,988	2,385	12,712
Other expense (income):
Interest expense	1,787	2,319	3,438	4,626
Interest income	(73)	(38)	(162)	(65)
Foreign exchange gains, net	(685)	(633)	(135)	(1,307)
(Loss) income before income taxes	(1,712)	3,340	(756)	9,458
Income tax (benefit) expense	(21)	1,387	2,170	3,584
Net (loss) income	$(1,691)	$1,953	$(2,926)	$5,874
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,564	172	2,546	(484)
Comprehensive (loss) income	$(127)	$2,125	$(380)	$5,390
Net (loss) income per share-basic and diluted	$(0.06)	$0.10	$(0.10)	$0.29
See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2,926)	$5,874
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,287	4,367
Deferred income tax (benefit) expense	(593)	1,460
Share-based compensation expense	3,312	606
Loss on disposal of equipment	138	114
Changes in operating assets and liabilities:
Accounts receivable	10,635	(24,713)
Inventories	9,992	2,382
Prepaid expenses and other assets	13,354	(1,054)
Accounts payable	(39,601)	2,773
Accrued and other liabilities	(12,742)	(4,095)
Net cash used in operating activities	(14,144)	(12,286)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,681)	(6,025)
Decrease (increase) in restricted cash	1,921	(3,306)
Repayment of related party finance receivables	—	209
Other investing activities, net	—	59
Net cash used in investing activities	(2,760)	(9,063)
Cash flows from financing activities:
Borrowings under foreign short-term bank loans	98,603	88,420
Repayments of foreign short-term bank loans	(76,399)	(80,222)
(Repayment) borrowings on line of credit agreement, net	(3,610)	7,971
Borrowings of long-term debt	477	588
Repayments of long-term debt	(219)	(341)
Payment of debt issuance costs	(479)	(701)
Proceeds on sale of treasury shares	524	—
Payment of related party finance liability	—	(124)
Payment of deferred offering costs	—	(40)
Net cash provided by financing activities	18,897	15,551
Effect of exchange rate changes on cash and cash equivalents	505	(14)
Increase (decrease) in cash and cash equivalents	2,498	(5,812)
Cash and cash equivalents at beginning of period	31,354	21,903
Cash and cash equivalents at end of period	$33,852	$16,091
Supplemental disclosure of non-cash activities:
Purchase of property and equipment included in accounts payable	$4,043	$5,597
Deferred offering costs not yet paid	$—	$2,268
Forgiveness of related party finance receivable	$—	$1,706
See accompanying notes to unaudited condensed consolidated financial statements.

TCP INTERNATIONAL HOLDINGS LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per share data)

(1)	Nature of Operations
TCP International Holdings Ltd., together with its subsidiaries (TCP or the Company), designs, develops, manufactures and delivers high quality energy-efficient lamps, fixtures and internet-based lighting control solutions. The Company’s broad portfolio of LED and compact fluorescent lamps (CFLs), fixtures and internet-based lighting solutions are offered through thousands of retail and consumer and industrial distributors throughout the United States, Canada, Asia, Latin America and Europe/Middle East/Africa (EMEA).

(2)	Significant Accounting Policies

(a)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared pursuant accounting principles generally accepted in the United States of America (U.S. GAAP) for interim reporting. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted pursuant to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). The accompanying consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for a complete set of annual financial statements.
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
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2015 and December 31, 2014, $30,196 and $31,056, respectively, of the Company’s cash and cash equivalents were held outside the United States.

(c)	Fair Value Measurements
As of June 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term borrowings and loans are carried at historical costs, which approximate their fair value due to their relatively short-term maturities. The fair value of the Company’s long-term debt was $5,942 and $5,718 at June 30, 2015 and December 31, 2014, respectively. The fair value of the Company’s long-term debt is based on a discounted cash flow analysis that utilizes Level 2 inputs. These inputs include observable market-based interest rates on debt with similar creditworthiness, terms and maturities.

(d)	Earnings Per Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period and potentially dilutive common share equivalents, except in cases where the effect of including the common share equivalents would be antidilutive. Potential common share equivalents consist of common shares issuable upon vesting of restricted share units (RSUs) calculated using the treasury stock method. For the three and six months ended June 30, 2015, 640 common shares underlying RSUs were antidilutive and excluded from diluted average shares outstanding.
The following table presents the calculation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(1,691)	$1,953	$(2,926)	$5,874
Denominator:
Weighted average shares outstanding	28,149	20,553	27,993	20,553
Dilutive effect of RSUs	—	1	—	1
Diluted average shares outstanding	28,149	20,554	27,993	20,554
Net (loss) income per share, basic and diluted	$(0.06)	$0.10	$(0.10)	$0.29

(e)	Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2015
In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this ASU, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. The Company adopted this pronouncement as of March 31, 2015. As a result of adopting this pronouncement, the Company recorded $416 of unamortized debt issuance costs at June 30, 2015, as a deduction to short-term loans and current portion of long-term debt, and reclassified $176 of unamortized debt issuance costs at December 31, 2014, from prepaids and other current assets to short-term loans and current portion of long-term debt in its condensed consolidated balance sheets. The adoption of this pronouncement did not have an impact on the Company's condensed consolidated statements of comprehensive (loss) income and cash flows.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. In July 2015, the FASB concluded to delay the effective date of ASU No. 2014-9 until January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it evaluated the effect that ASU 2014-9 will have on its consolidated financial statements.
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
For the three and six months ended June 30, 2015, share-based compensation expense of $1,556 and $3,312, respectively, was recorded through selling, general and administrative expenses. For both the three and six months ended June 30, 2014, share-based compensation expense of $606 was recorded through selling, general and administrative expenses. As of June 30, 2015, unrecognized compensation expense was $4,905, which is expected to be recognized over a remaining weighted average period of 7 months.
The following table summarizes additional information concerning unvested employee RSUs:

	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	1,124	$9.09
Granted	139	4.12
Vested	(455)	9.05
Forfeited	(29)	7.90
Unvested at June 30, 2015	779	$8.27
The total vesting date fair value of employee RSUs that vested during the six months ended June 30, 2015, was $1,247.
The 2014 Plan provides for nonemployee directors of the Company to receive an automatic annual grant of restricted share units worth approximately $60 based on the fair market value of the Company’s common shares on the date of each annual meeting of shareholders. A pro-rata number of restricted share units are granted to directors appointed between annual meetings of shareholders. The Company granted 57 and 14 restricted share units to nonemployee directors during 2015 and 2014, respectively.

(4)	Inventories
Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$15,775	$18,577
Work in process	11,802	12,361
Finished goods	84,739	91,404
Total inventories	$112,316	$122,342

(5)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Accrued payroll and related expenses	$24,673	$27,931
Accrued legal settlements	13,317	8,843
Accrued rebates	4,592	9,551
Income taxes payable	3,018	6,559
Accrued product warranties	1,146	1,186
Other	18,292	23,756
Total accrued expenses and other current liabilities	$65,038	$77,826

(6)	Financing Agreements
Debt consisted of the following:

	June 30, 2015	December 31, 2014
Short-term loans:
Revolving line of credit, LIBOR rate loans	$4,822	$3,432
Revolving line of credit, prime rate loans	5,000	10,000
Short-term bank loans, net of debt issuance costs of $416 and $176 at June 30, 2015 and December 31, 2014, respectively	83,038	61,001
	92,860	74,433
Long-term debt:
Mortgage note payable	5,411	5,502
Note payable	358	—
Capital leases	45	42
	5,814	5,544
Total debt	98,674	79,977
Less short-term portion	(93,439)	(74,637)
Long-term portion	$5,235	$5,340
Revolving Line of Credit: The remaining borrowing capacity under the revolving line of credit was $22,002 at June 30, 2015. Interest on the London Interbank Offered Rate (LIBOR) rate loans and prime rate loans was 3.7% and 5.5%, respectively, at June 30, 2015. Interest on the LIBOR rate loans and prime rate loans was 3.4% and 5.5%, respectively, at December 31, 2014. Additionally, a commitment fee of 0.4% per annum is due quarterly for any unused capacity under the revolving line of credit.
As of June 30, 2015, the Company was in violation of the fixed charge ratio covenant within its Revolving Credit and Security Agreement. The lender has waived this event of default.
Short-term Bank Loans: These loans primarily are comprised of short-term notes with various financial institutions in China with maturities ranging from July 2015 to April 2016. The original term for all of the loans was one year or less. Such loans are generally rolled over for an additional one year or less maturity. The weighted average interest rate on these loans was 4.6% and 4.3% as of June 30, 2015 and December 31, 2014, respectively.

(7)	Concentrations of Customer Risk
Net sales to Walmart and The Home Depot accounted for 32.2% and 10.6%, respectively, of consolidated net sales for the three months ended June 30, 2015 and 28.3% and 15.9%, respectively, of consolidated net sales for the six months ended June 30, 2015. Net sales to Walmart and The Home Depot accounted for 20.7% and 20.4%, respectively, of consolidated net sales for the three months ended June 30, 2014 and 20.6% and 19.4%, respectively, of consolidated net sales for the six months ended June 30, 2014.
Walmart accounted for 35.6% of total accounts receivable at June 30, 2015 and Walmart and The Home Depot accounted for 18.4% and 20.5%, respectively, of total accounts receivable at December 31, 2014. The Company does not have any off-balance-sheet credit exposure related to its customers.

(8)	Commitments and Contingencies
Legal Matters
GE Lighting Solutions, LLC
In January 2013, GE Lighting Solutions, LLC filed a lawsuit in the U.S. District Court for the Northern District of Ohio, naming the Technical Consumer Products, Inc., a wholly owned subsidiary of the Company, as a defendant. The litigation alleges that Technical Consumer Products, Inc., by importing, making, selling, offering to sell, and/or using eleven specific LED lamps, is infringing on two GE patents related to LED lamp heat dissipation. To date, GE has not specified a monetary amount for its alleged damages but has indicated that it will seek a reasonable royalty for its two patents. Following decisions by the Court limiting the scope of the case to the sale of accused products after January 1, 2013, the Company has recorded a liability of $1,390 and $1,300 at June 30, 2015 and December 31, 2014, respectively, for the probable resolution of this matter. The Company believes that it is reasonably possible that the settlement of this matter may exceed the recorded liability based on the royalty rates demanded by GE during early, informal settlement discussions that could lead to a claim for royalties up to $5,400.
Laura Hauser vs. Technical Consumer Products, Inc.
On February 26, 2015, Laura Hauser filed a complaint in the Court of Common Pleas of Cuyahoga County, Ohio, against the Company, its wholly-owned subsidiary Technical Consumer Products, Inc. and Ellis Yan, alleging that Mr. Yan mistreated Ms. Hauser in connection with her employment as the General Counsel and Secretary of the Company. In addition to asserting a number of tort claims against Mr. Yan, Ms. Hauser asserted a claim against the Company for respondeat superior. On July 28, 2015, Ms. Hauser, the Company and Ellis Yan entered into a settlement agreement whereby the parties agreed to release all claims in exchange for a payment of $3,900 to Ms. Hauser, which is expected to be paid in the third quarter of 2015. The Company has recorded a liability of $3,900 at June 30, 2015 for resolution of this matter and is seeking an insurance recovery of up to $3,000 under its employment practices insurance policy related to this matter. As the ultimate amount of insurance recovery under this policy cannot be determined, no amount for the possible insurance proceeds has been recognized at June 30, 2015.
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
On May 29, 2015, the United States District Court for the Northern District of Ohio consolidated the three federal securities class actions into a single case, Sohol v. Yan, Case No. 15-cv-00393. On June 12, 2015, plaintiffs in the consolidated federal action filed an amended complaint against the Company, certain present and former officers and directors of the Company, and the underwriters of the Company's initial public offering (IPO), asserting violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. Plaintiffs in the state court case similarly filed an amended complaint on May 26, 2015, asserting violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. Plaintiffs in both the federal and state actions generally allege that the defendants made material misstatements and omissions in connection with the IPO prospectus and registration statement and seek an unspecified amount of damages. On July 29, 2015, the state court granted the Company’s motion to stay proceedings pending resolution of the federal consolidated action.
The Company believes these claims lack merit and intends to vigorously defend itself. As this litigation is in the early onset of discovery, the Company is unable to determine the probability and amount of loss, if any, related to this litigation.
SEC Investigation
On July 22, 2015, the Division of Enforcement of the SEC notified the Company that it had commenced a formal, non-public investigation into issues that overlap with the private securities litigation described above. The SEC has stated that its investigation is not an indication that any violation of law has occurred. The Company intends to cooperate fully with the government’s investigation, but cannot predict the outcome of this inquiry.
Other
In the normal course of business, the Company is subject to various other legal claims, actions, and complaints. The Company recorded a liability for certain asserted claims that the Company believed were probable and estimable of $130 and $25 at June 30, 2015 and December 31, 2014, respectively.
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
Refund of U.S. Customs Import Tariffs: In October 2012, U.S. Customs and Boarder Protection (U.S. Customs) issued a ruling stipulating the import tariff classification on certain of the Company’s LED lamps, thereby raising the duty rate on such lamps to 6.0% ad valorem. In January 2013, the Company filed a Ruling Reconsideration with U.S. Customs and, in June 2013, began filing monthly Submissions of Protest for import entries retroactively to February 2012. In April 2014, the Company began receiving refunds relating to the protested entries and in July 2014, the Company received a notification of acceptance of its Ruling Reconsideration that affirmed a lower import tariff on the future import of certain of its LED lamps. Based on the U.S. Customs’ revocation ruling and the favorable ruling on the Company’s protests, the Company believes that it may continue to receive refunds from pending protests with U.S. Customs over the next 9 months related to the overpayment of LED tariffs that could total approximately $1,100 in the aggregate. As the ultimate outcome of the pending protests cannot be determined with precision, no amount for the possible collection of future refunds has been recognized at June 30, 2015. For the three and six months ended June 30, 2015, the Company has received refunds of $1,221 and $2,263, which have been recorded as a reduction of cost of goods sold within the condensed consolidated statements of comprehensive (loss) income.
Other Matters: The Company has recorded a liability for unpaid indirect taxes in China assumed as part of a prior acquisition of one of its subsidiaries that remain outstanding. Based on current tax regulations in China, the Company may be liable for interest on this unpaid tax balance. At June 30, 2015, the Company believes it is reasonably possible, but not probable, that up to $4,345 of interest could be assessed for these unpaid taxes, and therefore no liability for interest in connection with these taxes has been recorded at June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales by geographical area:
United States	$92,115	$89,529	$173,528	$171,153
Canada	3,313	4,534	6,765	8,181
EMEA	5,466	6,288	11,492	12,147
Asia	5,280	9,302	9,963	15,961
Latin America	5,075	2,811	8,276	6,139
Total net sales	$111,249	$112,464	$210,024	$213,581

Net sales by product line:
CFL	$43,943	$59,468	$96,498	$118,873
LED	60,592	46,009	101,203	82,331
Linear and fixtures	1,613	3,226	3,702	6,913
Other	5,101	3,761	8,621	5,464
Total net sales	$111,249	$112,464	$210,024	$213,581

	June 30, 2015	December 31, 2014
Property, plant and equipment, net:
United States	$14,218	$12,927
Asia	56,320	58,457
EMEA	433	643
Latin America	8	10
Total property, plant and equipment, net	$70,979	$72,037

(10)	Income Taxes
The Company's effective income tax rate decreased to 1.2% in the three months ended June 30, 2015 due to current period losses in certain European operating companies, for which no tax benefit was recorded, and interest on uncertain tax positions.
The Company's effective income tax rate increased to 287.0% for the six months ended June 30, 2015 primarily due to a $1.3 million shortfall charged to income tax expense from the issuance of common shares underlying RSUs with a fair value upon vesting that was less than the fair value at grant date, as well as net operating losses with no benefit in certain European operating companies.
The Company only recognizes the economic benefit associated with a tax position taken or expected to be taken if it is more likely than not that a tax position ultimately will be sustained. At June 30, 2015, the Company had gross unrecognized tax benefits of $8,332 recorded within long-term income taxes payable based on management’s estimate of when these liabilities will be settled. It is reasonably possible that up to $5,900 of foreign tax benefits could be recognized within one year of June 30, 2015, due to the expiration of statutes of limitation.

(11)	Equity
The following table presents changes in shareholders’ equity:

	Common stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Retained deficit	Total equity
	Shares	Amount
Balances at December 31, 2014	27,732	$30,101	$68,063	$—	$9,290	$(21,751)	$85,703
Net loss	—	—	—	—	—	(2,926)	(2,926)
Share-based compensation expense	—	—	3,312	—	—	—	3,312
Issuance of common shares upon vesting of restricted share units	314	486	(486)	(418)	—	—	(418)
Sale of treasury shares	155	—	106	418	—	—	524
Currency translation adjustment	—	—	—	—	2,546	—	2,546
Balances at June 30, 2015	28,201	$30,587	$70,995	$—	$11,836	$(24,677)	$88,741

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
Key Metrics and Factors Affecting Our Results of Operations
Our results of operations during the six months ended June 30, 2015 and 2014 were most affected by the following key factors:
Impact of changing product mix. CFL lamp sales, while historically representing the majority of our overall product mix, comprised 45.9% and 55.7% of net sales for the six months ended June 30, 2015 and 2014, respectively. The decline in CFL sales as a percentage of our net sales principally is the result of buying patterns occurring at The Home Depot following their significant purchases in the fourth quarter of 2014, increased market adoption of LED lamps fueled by lower cost of ownership and the successful expansion of our LED products. Our LED lamp sales grew from 38.5% of our net sales for the six months ended June 30, 2014 to 48.2% of net sales for six months ended June 30, 2015. LED products traditionally have had higher gross margins than CFL products.
Composition of channel mix. We sell principally through two channels: retail and C&I. Sales through the retail channel represent the largest portion of our business, accounting for 54.4% and 51.7% of our net sales for the six months ended June 30, 2015 and 2014, respectively. Sales through the C&I channel accounted for 44.2% and 46.3% of our net sales for the six months ended June 30, 2015 and 2014, respectively. From a channel perspective, our C&I customers generally require a more specialized product offering and purchase in much smaller volumes than do our retail customers. Accordingly, we typically are able to obtain higher gross margins for lighting products sold in our C&I channel compared with our retail channel.
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
Product validation review. Consistent with our commitment to high quality products, in the first quarter of 2015 we chose to conduct additional levels of quality control on our products. These additional levels of quality control caused significant delays in deliveries to our customers and resulted in lost sales opportunities for the six months ended June 30, 2015, compared with the same period in 2014. Separately, the Audit Committee’s investigation, described in Item 3 - "Legal

Proceeding," in our Annual Report on Form 10-K filed April 15, 2015, resulted in increased expenses due to the involvement of independent testing, legal and advisory firms.
Expenses with former Company officers. On July 28, 2015, the Company entered into a settlement agreement with Laura Hauser, our former General Counsel and Secretary, whereby we agreed to a payment of $3.9 million to Ms. Hauser, which is expected to be paid in the third quarter of 2015, in exchange for her release of all claims. The expense associated with this settlement was recorded through litigation settlements in our condensed consolidated statement of other comprehensive (loss) income. Additionally, in connection with the departure of Ellis Yan, our former Chief Executive Officer, we recorded severance expense of $2.2 million through selling, general and administrative expenses in our condensed consolidated statement of comprehensive (loss) income.
Adjusted EBITDA and Adjusted EPS
We present the non-GAAP financial measures "EBITDA," "Adjusted EBITDA" and "Adjusted EPS" as supplemental measures of our performance. These non-GAAP financial measures are not measures of financial performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and should be viewed as a supplement to, not a substitute for, our results of operations and balance sheet information presented on the basis of U.S. GAAP.
We define EBITDA as net (loss) income before interest expense, income taxes, depreciation and amortization, and Adjusted EBITDA as EBITDA before net foreign exchange gains, litigation settlements, share-based compensation expense and other nonrecurring items.
We define Adjusted EPS as net (loss) income per share, diluted, from continuing operations excluding net foreign exchange gains, litigation settlements, share-based compensation expense and other nonrecurring items.
Adjusted EBITDA and Adjusted EPS are not necessarily comparable to similarly titled measures reported by other companies. Adjusted EBITDA may exclude certain financial information that some may consider important in evaluating our financial performance. Adjusted EBITDA and Adjusted EPS may not be indicative of historical operating results, and we do not intend for either of them to be predictive of future results of operations. We believe that our use of EBITDA, Adjusted EBITDA and Adjusted EPS as metrics assists our board, management and investors in comparing our operating performance on a consistent basis. Factors in this determination include removing the impact of our capital structure (specifically interest expense, net), asset base (specifically depreciation and amortization) and tax structure, as well as certain items that affect inter-period comparability, such as variability due to unrealized foreign exchange gains, litigation settlements, non-cash share-based compensation expense and other nonrecurring items, which affect results in a given period or periods.
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income, which is the most directly comparable U.S. GAAP measure, for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(1,691)	$1,953	$(2,926)	$5,874
Adjustments:
Interest expense, net	1,714	2,281	3,276	4,561
Income tax (benefit) expense	(21)	1,387	2,170	3,584
Depreciation and amortization	2,156	2,177	4,287	4,367
EBITDA	2,158	7,798	6,807	18,386
Adjustments:
Foreign exchange gains, net	(685)	(633)	(135)	(1,307)
Litigation settlements	3,900	90	3,990	190
Share-based compensation expense	1,556	606	3,312	606
Refund of U.S. Customs import tariffs	(1,221)	(149)	(2,263)	(149)
Adjusted EBITDA	$5,708	$7,712	$11,711	$17,726

The following table presents a reconciliation of Adjusted net income and Adjusted EPS to net (loss) income and net (loss) income per share, diluted, which are the most directly comparable U.S. GAAP measures, for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Net (Loss) Income	Per Share (Diluted)	Net Income	Per Share (Diluted)	Net (Loss) Income	Per Share (Diluted)	Net Income	Per Share (Diluted)
Net (loss) income and net (loss) income per share, diluted	$(1,691)	$(0.06)	$1,953	$0.10	$(2,926)	$(0.10)	$5,874	$0.29
Adjustments, net of tax:
Foreign exchange gains, net	(401)	(0.01)	(414)	(0.02)	194	0.01	(936)	(0.05)
Litigation settlements	2,477	0.09	57	—	2,534	0.09	120	0.01
Share-based compensation expense	1,010	0.04	414	0.02	2,197	0.08	414	0.02
Refund of U.S. Customs import tariffs	(775)	(0.03)	(94)	—	(1,437)	(0.05)	(94)	—
Adjusted net income and Adjusted EPS	$620	$0.03	$1,916	$0.10	$562	$0.03	$5,378	$0.27
Results of Operations
Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015		2014
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
Net sales	$111,249	100.0%	$112,464	100.0%
Cost of goods sold	85,532	76.9%	86,953	77.3%
Gross profit	25,717	23.1%	25,511	22.7%
Selling, general and administrative expenses	22,500	20.2%	20,433	18.2%
Litigation settlements	3,900	n/m	90	n/m
Operating (loss) income	(683)	(0.6)%	4,988	4.4%
Other expenses:
Interest expense, net	1,714	1.5%	2,281	2.0%
Foreign exchange gains, net	(685)	(0.6)%	(633)	(0.6)%
(Loss) income before income taxes	(1,712)	(1.5)%	3,340	3.0%
Income tax (benefit) expense	(21)	—%	1,387	1.2%
Net (loss) income	$(1,691)	(1.5)%	$1,953	1.7%
Other Financial Data:
Adjusted EBITDA	$5,708	5.1%	$7,712	6.9%

Net sales. The following table shows our net sales by region and by product line:

	Three Months Ended June 30,
	2015		2014
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
United States and Canada	$95,428	85.8%	$94,063	83.6%
EMEA	5,466	4.9%	6,288	5.6%
Asia	5,280	4.7%	9,302	8.3%
Latin America	5,075	4.6%	2,811	2.5%
Total net sales	$111,249	100.0%	$112,464	100.0%

	Three Months Ended June 30,
	2015		2014
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
CFL	$43,943	39.5%	$59,468	52.9%
LED	60,592	54.5%	46,009	40.9%
Linear and fixtures	1,613	1.4%	3,226	2.9%
Other	5,101	4.6%	3,761	3.3%
Total net sales	$111,249	100.0%	$112,464	100.0%
Net sales of $111.2 million for the three months ended June 30, 2015 decreased $1.2 million, or 1.1%, compared with the three months ended June 30, 2014. Net sales in our retail channel of $60.2 million increased $1.8 million, or 3.1%, while net sales in our C&I channel of $49.8 million decreased $2.2 million, or 4.2%, compared with the three months ended June 30, 2014.
Sales of our LED product line increased $14.6 million, or 31.7%. The increase primarily is attributable to our continued business focus on growing the LED product line that resulted in an increase in LED sales of $6.6 million with Walmart, $4.3 million with C&I distributors and $3.9 million with The Home Deport in the United States and Canada, partially offset by lower sales in Asia.
Sales of our CFL product line decreased by $15.5 million, or 26.1%. The decrease mainly is due to lower sales of $14.9 million with The Home Depot, $1.3 million with C&I distributors and $0.9 million with OEMs in the United States and Canada, along with lower sales of $3.8 million in Asia largely due to the elimination of the Chinese government subsidy program that ended in 2014. These decreases partially were offset by an increase in sales of $5.7 million with Walmart in the United States and Canada.
Gross profit. Gross profit increased by $0.2 million, or 0.8%. Our gross profit percentage increased to 23.1% from 22.7% for the three months ended June 30, 2015 mainly due to a favorable product mix of higher LED sales and increased refunds for LED import duties of $1.1 million, partially offset by an increase in the provision of excess and obsolete inventory of $4.1 million due to rapidly changing technological innovation, largely attributable to the industry’s focus on developing lower cost LED products and a write-down on certain of our Connected by TCPTM products.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.1 million, or 10.1%, primarily due a $1.4 million increase in professional fees, a $1.4 million increase in severance expenses largely due to our former CEO not renewing his employment agreement and an increase of $0.9 million of share-based compensation expenses associated with restricted share units granted in June and September 2014, partially offset by lower marketing costs of $0.7 million and payroll and benefits of $0.6 million. The increase in professional fees largely is due to legal fees associated with recently filed litigation as disclosed in Note 8 to the condensed consolidated financial statements, as well as the investigation conducted by our Audit Committee and our product validation review.
Litigation settlements. Litigation settlements is comprised of settlement costs associated with the Laura Hauser litigation in 2015, along with estimated settlement costs and adjustments to accrual estimates to resolve ongoing litigation in both 2015 and 2014. Refer to Note 8 to the condensed consolidated financial statements.

Other expenses. Other expense decreased by $0.6 million due to the decrease in net interest expense primarily resulting from the repayment of short-term bank loans in Asia during the fourth quarter of 2014.
Effective income tax rate. Our effective income tax rate decreased to 1.2% in the three months ended June 30, 2015 from 41.5% in the same period last year. Our effective income tax rate of 1.2% was lower than the U.S. federal income tax rate primarily due to current period losses in certain European operating companies, for which no tax benefit was recorded, and interest on uncertain tax positions. Our effective income tax rate of 41.5% for the three months ended June 30, 2014 was higher than the U.S. federal income tax rate primarily due to current period losses in certain European and Asian operating companies, for which no tax benefit was recorded, non-deductible expenses in China related to certain employment costs and interest on uncertain tax positions.
Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015		2014
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
Net sales	$210,024	100.0%	$213,581	100.0%
Cost of goods sold	160,149	76.3%	163,283	76.5%
Gross profit	49,875	23.7%	50,298	23.5%
Selling, general and administrative expenses	43,500	20.7%	37,396	17.5%
Litigation settlements	3,990	n/m	190	n/m
Operating income	2,385	1.1%	12,712	6.0%
Other expenses:
Interest expense, net	3,276	1.6%	4,561	2.1%
Foreign exchange gains, net	(135)	(0.1)%	(1,307)	(0.6)%
(Loss) income before income taxes	(756)	(0.4)%	9,458	4.4%
Income tax expense	2,170	1.0%	3,584	1.7%
Net (loss) income	$(2,926)	(1.4)%	$5,874	2.8%
Other Financial Data:
Adjusted EBITDA	$11,711	5.6%	$17,726	8.3%
Net sales. The following table shows our net sales by region and by product line:

	Six Months Ended June 30,
	2015		2014
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
United States and Canada	$180,293	85.9%	$179,334	84.0%
EMEA	11,492	5.5%	12,147	5.7%
Asia	9,963	4.7%	15,961	7.5%
Latin America	8,276	3.9%	6,139	2.8%
Total net sales	$210,024	100.0%	$213,581	100.0%

	Six Months Ended June 30,
	2015		2014
	(in thousands)
	Amount	As a % of Sales	Amount	As a % of Sales
CFL	$96,498	45.9%	$118,873	55.7%
LED	101,203	48.2%	82,331	38.5%
Linear and fixtures	3,702	1.8%	6,913	3.2%
Other	8,621	4.1%	5,464	2.6%
Total net sales	$210,024	100.0%	$213,581	100.0%
Net sales of $210.0 million for the six months ended June 30, 2015 decreased by $3.6 million, or 1.7%, compared with the six months ended June 30, 2014. Net sales in our retail channel of $114.3 million increased $3.9 million, or 3.5%, while net sales in our C&I channel of $92.9 million decreased $5.9 million, or 5.9%, compared with the six months ended June 30, 2014.
Sales of our LED product line increased $18.9 million, or 22.9%. The increase primarily is attributable to our continued business focus on growing the LED product line that resulted in an increase in LED sales of $9.8 million with Walmart, $7.1 million with C&I distributors and $3.9 million with The Home Depot in the United States and Canada, partially offset by lower sales with customers in Asia.
Sales of our CFL product line decreased by $22.4 million, or 18.8%. The decrease mainly is attributable to a decline in sales of $13.3 million with The Home Depot, $4.4 million with C&I distributors and $1.3 million with OEMs in the United States and Canada, along with lower sales of $4.8 million in Asia largely due to the elimination of the Chinese government subsidy program that ended in 2014. These sales decreases partially were offset by higher sales of $4.5 million with Walmart in the United States and Canada.
Gross profit. Gross profit and gross profit percentage were consistent with the prior year. Our gross profit percentage for the six months ended June 30, 2015 benefited from a favorable product mix due to higher LED sales and increased refunds for LED import duties of $2.1 million, partially offset by an increase in the provision of excess and obsolete inventory of $6.0 million due to rapidly changing technological innovation, largely attributable to the industry’s focus on developing lower cost LED products and a write-down of certain of our Connected by TCPTM products, compared with the six months ended June 30, 2014, which benefited from the recovery of inventory provisions from the sale of excess product and a favorable channel mix attributable to higher C&I sales.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6.1 million, or 16.3%, primarily due a $3.0 million increase in professional fees, an increase of $2.7 million of share-based compensation expenses associated with restricted share units granted in June and September 2014 and a $1.8 million increase in severance expenses largely due to our former CEO not renewing his employment agreement, partially offset by lower payroll and benefits of $0.7 million and lower marketing costs of $0.7 million. The increase in professional fees largely is due to legal fees associated with recently filed litigation as disclosed in Note 8 to the condensed consolidated financial statements, as well as the investigation conducted by our Audit Committee and our product validation review.
Litigation settlements. Litigation settlements is comprised of settlement costs associated with the Laura Hauser litigation in 2015, along with estimated settlement costs and adjustments to accrual estimates to resolve ongoing litigation in both 2015 and 2014. Refer to Note 8 to the condensed consolidated financial statements.
Other expenses. Other expense decreased by $0.1 million due to lower net interest expense of $1.3 million, partially offset by lower foreign exchange gains of $1.2 million during the same period in 2014. The decrease in interest expense primarily resulted from the repayment of short-term bank loans in Asia during the fourth quarter of 2014. The foreign exchange gains largely were attributable to the weakening Chinese yuan since December 31, 2014, which resulted in an appreciation of our U.S. dollar-denominated receivables in Asia from third-party customers and other TCP subsidiaries, partially offset by foreign currency losses from a weakening British pound sterling, which resulted in the appreciation of U.S. dollar-denominated intercompany payables in certain of our European subsidiaries and a strengthening Swiss franc, which devalued our U.S. dollar-denominated cash and intercompany receivables in Switzerland.
Effective income tax rate. Our effective income tax rate increased to 287.0% for the six months ended June 30, 2015 from 37.9% in the same period last year. Our effective income tax rate of 287.0% was higher than the U.S. federal income tax rate primarily due a $1.3 million shortfall charged to income tax expense from the issuance of common shares underlying RSUs with a fair value upon vesting that was less than the fair value at grant date, as well as net operating losses with no benefit in certain of our European operating companies. We expect to record an additional $0.5 million shortfall to income tax expense in the third quarter of 2015 from the issuance of common shares underlying RSUs with a fair value upon vesting that was less than the fair value at grant date. Our effective income tax rate of 37.9% for the six months ended June 30, 2014 was higher than the U.S. federal income tax rate primarily due to current period losses in certain European and Asian operating companies, for which no tax benefit was recorded, non-deductible expenses in China related to certain employment costs and interest on uncertain tax positions.
Liquidity and Capital Resources
At June 30, 2015, we had $33.9 million in cash and cash equivalents, excluding restricted cash, compared with $31.4 million at December 31, 2014. At June 30, 2015, $30.2 million of our cash and cash equivalents, excluding restricted cash, was held outside of the United States.
We had borrowings of $9.8 million outstanding under our revolving line of credit at June 30, 2015, primarily to finance our working capital requirements in the second quarter of 2015. As of June 30, 2015, we were in violation of the fixed charge ratio covenant within our Revolving Credit and Security Agreement. The lender agreed to waive this event of default. We anticipate remaining in violation of the fixed charge ratio covenant for the third quarter of 2015. We expect to work with our lender to resolve this event of default in the third quarter.
Our short-term bank loans with a maturity of one year or less increased $22.3 million, primarily to finance our working capital requirements in the second quarter of 2015, compared with December 31, 2014. For the six months ended June 30, 2015, our average short-term bank loan balance was $78.3 million, with the highest month-end balance being $83.5 million at June 30, 2015. We had $13.5 million of bankers’ acceptances outstanding with our suppliers and maintain restricted cash balances of $5.4 million as collateral for these bankers’ acceptances at June 30, 2015.
We believe our existing cash and cash equivalents, short-term debt borrowings and the existing line of credit will be sufficient to meet our working capital requirements for at least the next twelve months.
Cash Flows
Following is a summary of our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(14,144)	$(12,286)
Net cash used in investing activities	(2,760)	(9,063)
Net cash provided by financing activities	18,897	15,551
Effect of exchange rate changes on cash and cash equivalents	505	(14)
Increase (decrease) in cash and cash equivalents	$2,498	$(5,812)
Net Cash Used in Operating Activities
Net cash used in operating activities was $14.1 million for the six months ended June 30, 2015, compared with net cash used in operating activities of $12.3 million for the six months ended June 30, 2014. The use of cash for the six months ended June 30, 2015 was largely due a $39.6 million decrease in accounts payable and a $12.7 million decrease in accrued and other liabilities mainly resulting from the payment of customer rebates, employee bonuses and income taxes, partially offset by cash provided by a decrease in prepaid expenses and other assets of $13.4 million primarily due to the collection of VAT refunds in Asia and a decrease in accounts receivable of $10.6 million.
Net cash used in operating activities was $12.3 million for the six months ended June 30, 2014 due to an increase in accounts receivable of $24.7 million largely attributable to timing of sales and a decrease in accrued and other liabilities of $4.1 million largely due to payment of customer rebates, employee bonuses and income taxes. These uses of cash were partially offset by earnings of $5.9 million and a decrease in inventory of $2.4 million due to our efforts to reduce inventory levels.
Net Cash Used in Investing Activities
Net cash used in investing activities was $2.8 million for the six months ended June 30, 2015, compared with $9.1 million for the six months ended June 30, 2014, a decrease of $6.3 million. The decrease in cash used for investing activities in the six months ended June 30, 2015, was primarily due to a decrease in our restricted cash balances related to our use of bankers’ acceptances to pay our suppliers from December 31, 2014 to June 30, 2015, compared with an increase in restricted cash from December 31, 2013 to June 30, 2014, along with a decrease in purchases of property, plant and equipment of $1.3 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015, principally was attributable to net bank borrowings of $18.6 million largely to finance our working capital requirements in the second quarter of 2015, namely the payment of accounts payable. Net cash provided by financing activities for the six months ended June 30, 2014 principally was due to net bank borrowings of $16.2 million to finance our working capital, namely the increase in accounts receivable and the payment of customer rebates and income taxes.
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
Capital Expenditures
There have been no material changes to the Company’s capital expenditure commitments during the six months ended June 30, 2015.
Contractual Obligations
There have been no material changes to our contractual obligations during the six months ended June 30, 2015, other than the decrease in the revolving line of credit and the increase in short-term bank loans described in Liquidity and Capital Resources included in Part I, Item 2 included herein.
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
Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied our forward-looking statements:

•	changes in the competitive and technological environment in our industry, particularly with respect to LED and CFL technologies;

•	changes in legislation that phase out inefficient lamp technologies;

•	our relationship with retail and third-party distributors;

•	the cost and availability of raw materials, including phosphor, and components for our lighting products;

•	regulatory requirements and approvals for our current and future lighting products;

•	global economic conditions, which affect end user demand for our lighting products;

•	changes in China’s economic, political and social conditions, Chinese labor supply and Chinese labor regulations;

•
fluctuations in the value of the foreign currencies in countries in which we have operations, including China (yuan), Canada (Canadian dollar), the Netherlands (Euro), United Kingdom (pound sterling), Brazil (Real) and Switzerland (Swiss franc) versus the U.S. dollar;

•	our ability to protect our intellectual property and avoid infringing on others’ intellectual property;

•	our expected treatment under Swiss and U.S. federal tax legislation and the impact that Swiss tax and corporate legislation may have on our operations;

•	the outcome of ongoing litigation and the SEC's investigation; and

•	the effectiveness of our remediation plan for our material weakness.
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
Interest rate risk. As of June 30, 2015, the annual interest rate of our LIBOR rate loans and the prime rate loans were 3.7% and 5.5%, respectively. Potential movement of the LIBOR rate and the prime rate by +/- 1% would increase or decrease interest expense and cash paid for interest on an annualized basis by $0.1 million based on the balance outstanding under our revolving credit agreement at June 30, 2015.
We are also exposed to interest rate risk related to our fixed-rate bank debt in Asia due to their short-term maturity and our intention to refinance these borrowings. As of June 30, 2015, we had $83.5 million of outstanding short-term bank loans primarily with various Chinese banks. The weighted average interest rate on these loans as of June 30, 2015, was 4.6%. Potential movement of the weighted average interest rate of +/-1%, on a theoretical refinancing of these loans, would increase or decrease interest expense and cash paid for interest on an annualized basis by $0.8 million based on the balance outstanding at June 30, 2015.
Concentration risk. We are exposed to concentration risk due to our concentration of business activity with The Home Depot and Walmart, which were our only customers that individually exceeded 10% of net sales for either the six months ended June 30, 2015 and 2014. Net sales to Walmart and The Home Depot accounted for 32.2% and 10.6%, respectively, of consolidated net sales for the three months ended June 30, 2015 and 28.3% and 15.9%, respectively, of consolidated net sales for the six months ended June 30, 2015. Net sales to Walmart and The Home Depot accounted for 20.7% and 20.4%, respectively, of consolidated net sales for the three months ended June 30, 2014 and 20.6% and 19.4%, respectively, of consolidated net sales for the six months ended June 30, 2014.
Item 4. Controls and Procedures.

(a)	Disclosure controls and procedures.
As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded as of June 30, 2015, our disclosure controls and procedures were ineffective due to a material weakness existing in our internal control over financial reporting as of December 31, 2014 (described below), which has not been fully remediated as of June 30, 2015.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness related to our control environment existed as of June 30, 2015:

•
Our former Chief Executive Officer's actions were inconsistent with setting an appropriate tone at the top by failing to adhere to the Company's established policies and procedures. Our former Chief Executive Officer bypassed reporting lines established to enable the execution of authorities and responsibilities, which facilitate the flow of information to manage the activities of the Company and ensures that financial reporting matters could be adequately evaluated in a timely manner.

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
Remediation
To address the material weakness identified in our control environment, the Company is taking the following action to remediate the material weakness:

•
Our former Chief Executive Officer, Ellis Yan, did not renew his employment agreement upon its expiration on June 30, 2015. On June 30, 2015, our Board of Directors appointed K.R. "Kaj" den Daas as the Company’s new Chief Executive Officer, replacing Ellis Yan. Mr. Yan remains Chairman of the Company's Board of Directors and will support Mr. den Daas as he transitions into his new role.

•
Mr. Yan entered into an agreement with the Company in which he agreed, through the date of termination of his service as an employee of the Company, to obtain the prior approval of the Company’s board of directors before taking certain specified actions on behalf of the Company.

•
We are conducting a thorough review of our organizational structure and the roles and responsibilities within each functional group, and are looking to add executive resources within our operations and engineering departments and elsewhere, as appropriate, by the end of 2015.

•
The Company is taking action to improve internal communication regarding its policies and procedures and the dissemination of information among the various functional areas that are key to the accurate and timely preparation of SEC reports.

We continue to review and make necessary changes to our internal control environment, as well as policies and procedures, to improve the overall effectiveness of internal control over financial reporting. Although we expect to complete our remediation plan during 2015, we cannot estimate how long it will take to complete the process or the costs of actions required. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. Prior to the completion of our remedial measures, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. See “Risks Related to Our Business" in Item 1A of our Annual Report on Form 10-K file April 15, 2015.

(b)	Changes in internal control over financial reporting.
Other than the material weakness identified above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2015 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TCP INTERNATIONAL HOLDINGS LTD.
By:	/s/ Brian Catlett
Brian Catlett Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: August 7, 2015

EXHIBIT INDEX	DESCRIPTION

3.1	Amended and Restated Articles of Association (incorporated by reference to exhibit 99.3 to the Company’s Form 8-K filed on July 2, 2015)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.